Form 10QSB
period 2000-06-30
RUB INVESTMENTS LTD
filed 2000-07-12
CIK 1103977

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2000

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

          Class                                   Outstanding at
                                                  June 30, 2000

Common Stock, par value $0.001                     5,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2000
                                 (Unaudited)

                                   ASSETS
                                                              April 1, 1999
                                                                    to
                                              June 30, 2000    December 31,
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
                                                  ===========      =========

  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             April 1, 1999
                                                                   to
                                                 June 30,     December 31,
                                                   2000           1999
                                               ------------    ---------
CURRENT LIABILITIES
     Officers Advances (Note #6)                 $    1,327  $           257
                                                -----------    -------------
  TOTAL CURRENT LIABILITIES                      $    1,327  $           257
                                                -----------    -------------
STOCKHOLDERS' EQUITY (Note #1)

     Common stock, par value $.001
     Authorized 25,000,000 shares
     issued and outstanding at
     June 30, 2000-5,000,000 shares              $    5,000      $     5,000

     Additional paid in Capital                           0                0

     Deficit accumulated during
     the development stage                          (6,327)          (5,257)
                                                -----------    -------------
  TOTAL STOCKHOLDERS' EQUITY                     $  (1,327)    $       (257)
                                                -----------    -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $      0    $           0
                                                  =========      ===========

  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                June 30, 2000
                                 (Unaudited)


                                                              April 1, 1999
                                             June 30, 2000         to
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
                                                   =========       =========

  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                                June 30, 2000
                                 (Unaudited)

                                                    Additional     Accumu-
                             Common Stock            paid-in        Lated
                          Shares         Amount      capital       Deficit
                     --------------  -----------  ------------ -------------
Balance,
December 31, 1999          5,000,000       5,000  $          0  $    (5,257)

Net loss ended
June 30, 2000                      0           0             0       (1,070)
                      -------------- -----------  ------------ -------------
Balance,
June 30, 2000              5,000,000       5,000  $          0  $    (6,327)
                     =============== =========== ============= =============

  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                June 30, 2000
                                 (Unaudited)

                                                             April 1, 1999
                                                                   To
                                            June 30, 2000  December 31, 1999
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
                                                 =========         =========

  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2000

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

                           RUB INVESTMENTS LIMITED
                     (FORMERLY TITANIC LAS VEGAS, INC.)
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2000

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


Dated:    July 12, 2000