Form 10QSB
period 2000-09-30
RUB INVESTMENTS LTD
filed 2000-10-12
CIK 1103977

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2000

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

          Class                          Outstanding at September 30, 2000
Common Stock, par value $0.001                           5,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                                   ASSETS
                                                              April 1, 1999
                                                                   to
                                              September 30,   December 31,
                                                  2000            1999
                                              -------------     ---------
CURRENT ASSETS
  Cash                                            $        0      $        0
                                               -------------       ---------
     TOTAL CURRENT ASSETS                         $        0      $        0
                                               -------------       ---------
OTHER ASSETS                                  $            0      $        0
                                               -------------       ---------
     TOTAL OTHER ASSETS                       $            0      $        0
                                               -------------       ---------
     TOTAL ASSETS                                 $        0      $        0
                                                 ===========       =========


  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             April 1, 1999
                                                                   to
                                                September     December 31,
                                                30, 2000          1999
                                               -----------     ---------
CURRENT LIABILITIES
     Officers Advances (Note #6)                 $    1,327  $           257
                                                -----------    -------------
  TOTAL CURRENT LIABILITIES                      $    1,327  $           257
                                                -----------    -------------
STOCKHOLDERS' EQUITY (Note #1)

     Common stock, par value $.001
     Authorized 25,000,000 shares
     issued and outstanding at
     September 30, 2000-5,000,000 shares         $    5,000      $     5,000

     Additional paid in Capital                           0                0

     Deficit accumulated during
     the development stage                          (6,327)          (5,257)
                                                -----------    -------------
  TOTAL STOCKHOLDERS' EQUITY                   $     (1,327)                $
                                                                       (257)
                                                -----------    -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $       0      $         0
                                                  =========      ===========

  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                             September 30, 2000
                                 (Unaudited)


                                                            April 1, 1999
                                                                  to
                                            September 30,    December 31,
                                                 2000            1999
                                             -----------     -----------
INCOME
     Revenue                                            $0               $0
                                               -----------      -----------
EXPENSES
     General and
     Administrative                                 $1,070           $5,257
                                               -----------      -----------
   Total Expenses                                   $1,070           $5,257
                                               -----------      -----------
Net Loss                                          $(1,070)         $(5,257)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)                                   $(.0002)         $(.0011)
                                                 =========        =========
Weighted average
Number of common
shares outstanding                               5,000,000        5,000,000
                                                 =========        =========

  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                             September 30, 2000
                                 (Unaudited)

                                                   Additional      Accumu-
                              Common Stock          paid-in        Lated
                           Shares      Amount       capital       Deficit
                         ----------- ----------- ------------  -------------
Balance,
December 31, 1999          5,000,000       5,000           $0       $(5,257)

Net loss ended
September 30, 2000                 0           0            0        (1,070)
                         ----------- ----------- ------------  -------------
Balance,
September 30, 2000         5,000,000       5,000           $0       $(6,327)


  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2000
                                 (Unaudited)

                                                               April 1, 1999
                                                                     To
                                                 September 30,  December 31,
                                                      2000          1999
                                                  ------------  ------------
Cash Flows from
Operating Activities:
  Net Loss                                            $(1,070)      $(5,257)
  Amortization                                               0           257
  Stock issued for services                                  0         5,000

  Changes in assets and
  Liabilities
     officers advances                                   1,070           257
                                                  ------------  ------------
Net cash used in
operating activities                                        $0          $257

Cash Flows from
investing activities
organization costs                                           0         (257)

Cash Flows from
Financing Activities:                                        0             0
                                                  ------------  ------------
Net increase(decrease)
in cash                                                     $0            $0

Cash, beginning of
Period                                                       0             0
                                                  ------------  ------------
Cash, end of period                                         $0            $0
                                                     =========     =========


  The accompanying notes are an integral part of these financial statements

                           RUB INVESTMENTS LIMITED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2000

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

                           RUB INVESTMENTS LIMITED
                     (FORMERLY TITANIC LAS VEGAS, INC.)
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2000

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


                         RUB INVESTMENTS LIMITED


                         By:_/s/ Anthony N. DeMint________
                              Anthony N. DeMint, President


Dated:    October 11, 2000