Form 10QSB
period 2005-06-30
ISSG, INC.
filed 2005-08-18
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

ISSG, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5715 Lemona Avenue
Van Nuys, California	91411
(Address of principal executive offices	(zip code)

Issuer’s telephone number, including area code: (818) 944-5132

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2005 was 10,739,573 shares.

ITEM 1.	FINANCIAL STATEMENTS

ISSG, Inc.

(a development stage company)

Consolidated Balance Sheet

(Unaudited)

June 30, 2005
Assets

Current assets:
Cash	$2,199

$2,199

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$39,279
Accrued interest - related party	15,706
Note payable	7,500
Note payable - related party	150,274
Total current liabilities	212,759

Stockholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,739,573 shares issued and outstanding	10,739
Additional paid-in capital	533,761
Deficit accumulated during development stage	(755,060)
(210,560)

$2,199

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Consolidated Statements of Expenses

Three and Six Months Ending June 30, 2005 and 2004

And the Period April 24, 2002 (Inception) to June 30, 2005

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,		April 24, 2002 (Inception) to June 30,
	2005	2004	2005	2004	2005

Amortization expense	$-	$165	$-	$330	$1,365
Research and development	-	-	-	-	123,500
Impairment of intangibles	22,500	-	22,500	-	22,500
General and administrative expenses	102,454	55,243	168,303	92,826	592,096
Total expenses	124,954	55,408	190,803	93,156	739,461

Other income (expense):
Interest expense	(3,813)	(1,510)	(7,550)	(3,020)	(15,706)
Interest income	-	37	-	37	107
Total other income (expense)	(3,813)	(1,473)	(7,550)	(2,983)	(15,599)

Net (loss)	$(128,767)	$(56,881)	$(198,353)	$(96,139)	$(755,060)

Weighted average number of common shares outstanding - basic and fully diluted	10,636,440	10,550,373	10,612,977	10,550,373

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

Six Months Ending June 30, 2005 and 2004

And the Period April 24, 2002 (Inception) to June 30, 2005

(Unaudited)

	Six Months Ending June 30,		April 24, 2002 (Inception) to June 30,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(198,353)	$(96,139)	$(755,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	330	1,365
Impairment expense	22,500	-	22,500
Founders shares	-	-	10,000
Donated services	100,000	83,333	450,000
Donated rent	8,500	8,500	45,500
Shares issued for services	39,000	-	39,000
Changes in:
Accounts payable	1,027	(3,970)	40,809
Accrued liabilities	(10,929)	-	-
Accrued interest - related party	7,720	3,020	15,706
Net cash used in operating activities	(30,535)	(4,927)	(130,180)

Cash flows from investing activities
Purchase of intangible assets	-	(2,345)	(23,895)
Net cash used in investing activities	-	(2,345)	(23,895)

Cash flows from financing activities
Proceeds from notes payable - related party	6,150	60,000	152,574
Payments on notes payable	(8,189)	-	(3,800)
Proceeds from line of credit	7,500	-	7,550
Payments on line of credit	-	-	(50)
Issuance of common stock	-	-	-
Net cash provided by financing activities	5,461	60,000	156,274

Net (decrease) increase in cash	(25,074)	52,728	2,199
Cash – beginning	27,273	-	-
Cash – ending	$2,199	$52,728	$2,199

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by ISSG, Inc. (“ISSG”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ISSG believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of ISSG for the year ended December 31, 2004 and notes thereto included in ISSG’s 10-KSB annual report. ISSG follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Merger with Rub Investments Limited

On May 13, 2005, ISSG completed the initial closing of a reverse acquisition of Rub Investments Limited (“RUB”), a Nevada corporation reporting under the Securities Exchange Act of 1934. Pursuant to the terms of the acquisition, ISSG issued 150,000 shares of restricted common stock to the sole stockholder of RUB and all of the issued and outstanding shares of RUB were cancelled.

The acquisition was accounted for as a reverse acquisition, whereby the assets and liabilities of ISSG will be reported at their historical cost. RUB had no assets and liabilities as of the date of merger. No goodwill was recorded in connection with the merger. The reverse acquisition resulted in a change in reporting entity of RUB for accounting and reporting purposes to ISSG.

Note 3 – Stockholders equity

On June 12, 2005, ISSG issued 39,200 shares of its $0.001 par value common stock to its stockholders as a stock dividend. The dividend was recorded at par value.

On June 30, 2005, ISSG issued 150,000 shares valued at $39,000, the fair value of the underlying shares in connection with the merger with RUB. See note 2 for details. ISSG recorded the issuance as compensation expense during the quarter ended June 30, 2005.

ISSG, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 - Related party

To date, ISSG has not paid any compensation to their officers. ISSG estimated that the fair value of these services is approximately $100,000 per officer, per year. For the six months ended

June 30, 2005, ISSG recorded $100,000 in compensation expense. These amounts have been included in officers’ compensation on the accompanying consolidated statements of expenses and additional paid-in capital on the accompanying consolidated balance sheet.

Due to its limited operations, ISSG has not needed to rent office space. ISSG is currently operating out of the residence of two officers. ISSG has estimated the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. For the six months ended June 30, 2005, ISSG recorded $8,500, in rent expense and the corresponding increase in additional paid-in capital.

Note 5 – Impairment of Intangibles

During the six months ending June 30, 2005, ISSG determined it’s intangibles were fully impaired and took an impairment charge of $22,500 in the Consolidated Statements of Expenses.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  our current lack of working capital;

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

Item 2. Plan of Operation

Overview

On May 13, 2005, we completed the initial closing of a reverse acquisition of Rub Investments Limited (“RUB”), a Nevada corporation reporting under the Securities Exchange Act of 1934. Pursuant to the terms of the acquisition, we issued 150,000 shares of restricted common stock to the sole stockholder of RUB and all of the issued and outstanding shares of RUB were cancelled.

The Merger Agreement was approved by the unanimous consent of the Board of Directors of both the Registrant, RUB and the sole stockholder of RUB on May 13, 2005.

Pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, ISSG is the successor issuer for reporting purposes under the Securities Exchange Act of 1934, as amended (the “Act”).

Through our wholly-owned subsidiary, Dial-A-Cup Corporation, have developed a new and revolutionary hot water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand. The appliance features a rotating cylinder with six (6) individual compartments, each with its own permanent filter.

There is a wide and varied customer base. Initial marketing will be to small businesses nationwide through the use of established national distributors, followed by introduction to the consumer via television through the consumer home shopping networks followed by sales to national retailers.

The on-demand coffee systems currently being marketed have met with poor sales because they require the use of the manufacturers “coffee pots” which are expensive and limited in selection. The Dial-A-Cup appliance is designed to allow the customer to continue to use the brand of coffee they currently use in their drip coffee pots.

Dial-A-Cup developed the appliance through Advance Plastics (San Diego, CA) and its manufacturing facilities in China. The first prototype was completed in late 2004, and the initial pre-production appliances are currently being manufactured from the recently completed molds for submission for UL approval. There are no anticipated problems and UL approval is expected within the next 60 days. There are no environmental compliance issues, which we are aware of.

Dial-A-Cup is a trademarked name, and has been issued two (2) U.S. Patents to date, and has one (1) patent pending.

Over the past two fiscal years, Dial-A-Cup’s founders have invested approximately $200,000 on product research and development. We will maintain our two full-time employees and our Board of Directors for the remainder of our development stage and we do not anticipate the need for additional personnel.

Plan of Operation

During the next twelve months we plan to focus our efforts on our development and production of our properties described above.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate at least $115,000 (minimal cash requirement) to continue in operation for the next 12 months.

Summary of any product research and development that we will perform for the term of our plan of operation. We do not anticipate performing any significant product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in the number of employees. In addition to our officers and directors we have 2 full time employees. We are dependent upon Terence Davis, President and Director of the Company and our other Directors, Brad Bunch, James Udel and Craig Triance. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire at least 2 additional full time staff members.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

On February 25, 2005, we entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for its checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. The credit facility is personally guaranteed by our officer and our majority stockholder.

To date, our operations have been funded by an officer of the Company. As of June 30, 2005 (unaudited), total amounts owed this officer totaled $148,774. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest of 10% per annum and is due on demand. For the period from Inception through June 30, 2005 and for the six months ended June 30, 2005 and 2004, $15,706, $7,550 and $3,020 of interest expense has been recorded related to the note, respectively. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We are a development stage company and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were incorporated in April 24, 2002, to engage in the business of designing and developing a hot beverage dispenser. We have yet to generate significant revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Although we have received two patents on and one additional patent pending, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through fiscal 2005. After that time we may need to raise additional funds to fund our operations.

If operating difficulties or other factors, many of which are beyond our control, because our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our revised business plan. If our resources or cash flows do not rapidly commence, we will require additional financing to fund our planned growth.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2004 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. As a result, we incurred accumulated net losses from April 24, 2002 (inception) through the period ended June 30, 2005 of $755,060. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our sole officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our sole officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that our auditors required a significant adjustment as a result of their review.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the merger with Rub, we issued 150,000 shares of its restricted common stock to Anthony N. DeMint, the sole stockholder of Rub. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records that contained the relevant information needed to make his investment decision, including our financial statements. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. There were no commissions paid on the issuance of the shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

a)	Exhibits

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

b)	Reports on Form 8-K
Form 8-K filed on May 17, 2005 – Merger Agreement
Form 8-K12g3 filed on June 13, 2005 – Completion of Merger
Form 8-K filed on August 11, 2005 – Auditor Change

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISSG, INC.

By:/s/ Terence Davis

Terence Davis, President

Dated:	August 18, 2005