Form 10QSB
period 2005-09-30
ISSG, INC.
filed 2005-11-14
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X       No

The number of shares of Common Stock, $0.001 par value, outstanding on October 1, 2005 was 10,739,573 shares.

ITEM 1.	FINANCIAL STATEMENTS

ISSG, Inc.

(a development stage company)

Consolidated Balance Sheet

(Unaudited)

September 30, 2005
Assets

Current assets:
Cash	$558
Total current assets	558

$558

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$47,952
Accrued interest - related party	19,481
Note payable	14,354
Note payable - related party	148,774
Total current liabilities	230,561

Stockholders’ Equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,739,573 shares issued and outstanding	10,739
Additional paid-in capital	588,011
(Deficit) accumulated during development stage	(828,753)
(230,003)

$558

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Consolidated Statements of Expenses

Three and Nine Months Ending September 30, 2005 and 2004

And the Period April 24, 2002 (Inception) to September 30, 2005

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,		April 24, 2002 (Inception) to September 30,
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses:
Amortization expense	-	165	-	494	1,365
Research and development	-	-	-	-	123,500
Impairment loss	-	-	22,500	-	22,500
General and administrative expenses	70,619	143,094	237,989	235,921	661,751
Total expenses	70,619	143,259	260,489	236,415	809,116

Other income (expense):
Interest expense	(4,006)	(1,510)	(11,557)	(4,530)	(19,745)
Interest income	-	70	-	107	108
Total other income (expense)	(4,006)	(1,440)	(11,557)	(4,423)	(19,637)

Net (loss)	$(74,625)	$(144,699)	$(272,046)	$(240,838)	$(828,753)

Weighted average number of
common shares outstanding - basic and fully diluted	10,739,773	10,522,330	10,626,254	10,412,514

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

Nine Months Ending September 30, 2005 and 2004

And the Period April 24, 2002 (Inception) to September 30, 2005

(Unaudited)

	Nine Months Ending September 30,		April 24, 2002 (Inception) to September 30,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(272,046)	$(240,838)	$(828,753)
Amortization expense	-	494	1,365
Impairment expense	22,500	-	22,500
Founders shares	-	-	10,000
Donated services	150,000	133,333	500,000
Donated rent	12,750	12,750	49,780
Shares issued for services	39,000	-	39,000
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Accounts payable	9,700	32,030	47,952
Accrued liabilities	(18,839)	-	78
Accrued interest - related party	11,292	4,530	19,481
Net cash (used) in operating activities	(45,643)	(57,701)	(138,597)

Cash flows from investing activities
Purchase of intangible assets	-	(2,345)	(23,895)
Net cash (used) in investing activities	-	(2,345)	(23,895)

Cash flows from financing activities
Proceeds from notes payable - related party	6,150	62,300	152,574
Payments on notes payable	(1,500)	-	(3,800)
Proceeds from line of credit	14,700	-	14,700
Payments on line of credit	(422)	-	(424)
Net cash provided by financing activities	18,928	62,300	163,050

Net (decrease) increase in cash	(26,715)	2,254	558
Cash – beginning	27,273	-	-
Cash – ending	$558	$2,254	$558

Supplemental disclosures:
Interest paid	$176	$-	$176
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by ISSG, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 – Business combinations

On May 13, 2005, the Company completed reverse acquisition of Rub Investments Limited (“RUB”), a Nevada corporation reporting under the Securities Exchange Act of 1934. Pursuant to the terms of the acquisition, the Company issued 150,000 shares of restricted common stock to the sole shareholder of RUB and all of the issued and outstanding shares of RUB were cancelled.

The acquisition has been accounted for as a reverse acquisition, whereby the assets and liabilities of the Company are reported at their historical cost. The assets and liabilities of RUB have been recorded at fair value, similar to a recapitalization. No goodwill was recorded in connection with the reverse acquisition. The reverse acquisition resulted in a change in reporting entity for accounting and reporting purposes from RUB to the Company.

Note 3 – Impairment of intangibles

During the nine months ended September 30, 2005, the Company determined that it should write down its intangible asset as an impairment loss after comparing the carrying value of the asset with the estimated future cash flows expected to result from the use of the intangible assets. Accordingly, the write down resulted in the realization of a $22,500 impairment loss recorded on the Statement of Expenses for the nine months ended September 30, 2005.

ISSG, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Stockholders equity

On June 12, 2005, the Company issued 39,200 shares of its $0.001 par value common stock to its shareholders as a stock dividend. The dividend was recorded at par value.

On June 30, 2005, the Company issued 150,000 shares valued at $39,000, the fair value of the underlying shares in connection with the “Merger Agreement” completed on May 13, 2005. The Company recorded the issuance as compensation expense during the quarter ended June 30, 2005.

There have been no other issuances of common stock during the nine months ended September 30, 2005.

Note 5 - Related party

To date, the Company has not paid any compensation to their officers. The Company estimated that the fair value of these services is approximately $100,000 per officer, per year. For the nine months ended September 30, 2005, the Company recorded $150,000 in compensation expense. These amounts have been included in officers’ compensation on the accompanying consolidated statements of operations and additional paid-in capital on the accompanying consolidated balance sheet.

Due to its limited operations, the Company has not needed to rent office space. The Company is currently operating out of the residences of two officers. The Company has estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. For the nine months ended September 30, 2005, the Company recorded $12,750 in rent expense and the corresponding increase in additional paid-in capital.

To date, our operations have been funded by an officer of the Company. As of September 30, 2005, total amounts owed this officer totaled $148,774. The proceeds loaned have been used to fund operations and develop a prototype of our beverage dispenser. The note bears interest of 10% per annum and is due on demand. For the nine months ended September 30, 2005 and 2004, $11,557 and $4,530 of interest expense has been recorded related to the note, respectively.

Note 6 - Note payable

On February 25, 2005, the Company entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for its checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. The credit facility is personally guaranteed by our officer and our majority stockholder. As of September 30, 2005, the Company had borrowed $14,354 under the credit facility.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

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

Through our wholly-owned subsidiary, Dial-A-Cup Corporation we have developed a new and revolutionary hot water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand. The appliance features a rotating cylinder with six (6) individual compartments, each with its own permanent filter.

There is a wide and varied customer base. Initial marketing will be to small businesses nationwide through the use of established national distributors, followed by introduction to the consumer via television through the consumer home shopping networks followed by sales to national retailers.

The on-demand coffee systems currently being marketed have met with poor sales because they require the use of the manufacturers “coffee pods” which are expensive and limited in selection. The Dial-A-Cup appliance is designed to allow the customer to continue to use the brand of coffee they currently use in their drip coffee pots.

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

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate or raised at least $115,000 (minimal cash requirement) to continue in operation for the next 12 months.

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

On February 25, 2005, we entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. The credit facility is personally guaranteed by our officer and our majority stockholder.

To date, our operations have been funded by an officer of the Company. As of September 30, 2005 (unaudited), total amounts owed this officer totaled $148,774. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest of 10% per annum and is due on demand. For the period from Inception through September 30, 2005 and for the Nine months ended September 30, 2005 and

2004, $15,899, $11,557 and $3,020 of interest expense has been recorded related to the note, respectively. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

We were incorporated to engage in the business of designing and developing a hot beverage dispenser. We have yet to generate significant revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Although we have received two patents on and one additional patent pending, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. As a result, we incurred accumulated net losses from April 24, 2002 (inception) through the period ended September 30, 2005 of $828,753. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Terence Davis, our President and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Davis concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that our auditors required a significant adjustment as a result of their review.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

a)	Exhibits

31* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

b)	Reports on Form 8-K
Form 8-K filed on August 11, 2005 – Auditor Change
Form 8-K/A filed on August 23, 2005- Auditor Change

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISSG, INC.

By:/s/ Terence Davis

Terence Davis, President

Dated:	November 10, 2005