Form 10KSB
period 2005-12-31
ISSG, INC.
filed 2006-04-05
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

ISSG, INC.

(Name of small business issuer in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5715 Lemona Avenue
Van Nuys, California	91411
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (818) 988-5532

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The issuer's revenues for its most recent fiscal year ended December 31, 2005. $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 17, 2006 was $1,313,236 based on a share value of $1.78.

The number of shares of Common Stock, $0.001 par value, outstanding on March 21, 2006 was 10,737,773 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ISSG, INC.

FOR THE YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

PART II

PART III

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to locate a merger or acquisition candidate;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this form 10-KSB references to “ISSG”, “the Company”, “we,” “us,” and “our” refer to ISSG, INC. and its wholly owned operating subsidiary, Dial-A-Cup Corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

We were originally incorporated in Delaware on April 28, 1986 under the name Art World Industries, Inc. On August 6, 2002, we changed our name to ISSG, Inc. On March 9, 2004, we completed the acquisition of Dial-A-Cup Corporation, a New York Corporation, whereby we issued 10,000,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of Dial-A-Cup. Dial-A-Cup remained as our wholly owned subsidiary.

On June 2, 2005, we completed a merger with Rub Investments Ltd., a company reporting under the Exchange Act, whereby we issued 150,000 shares of restricted common stock to the sole stockholder of Rub and all of the issued and outstanding shares of Rub were cancelled. Following the merger, in accordance with Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we were the successor issuer to Rub for reporting purposes under the Exchange Act.

(b) Business of Issuer

ISSG, Inc., through its wholly-owned subsidiary Dial-A-Cup Corporation, has developed a hot water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand. The appliance features a rotating cylinder with six (6) individual compartments, each with its own permanent filter, which allows the user to brew their favorite beverages without the need to purchase special “pouches” or “pods”.

As a result of our lack of revenue generation and the length of time it has taken to finalize certain certifications needed to introduce our product to the US market, management has elected to pursue opportunities in addition to our current business model and our original plan of operation. Our management is aggressively seeking opportunities to increase stockholder value through a merger or acquisition transaction, while continuing to seek approval for our appliance. However, as of the date of this filing we have not entered into any definitive agreements to merge with or acquire any company.

Principal Products

Currently the only product we have is our rotating cylinder appliance of six individual compartments that allows one fresh cup of coffee, tea, hot chocolate, soup, etc to be brewed with each compartment having its own permanent filter. Dial-A-Cup developed the appliance through Advance Plastics (San Diego, CA) and its manufacturing facilities in China. The first prototype was completed in late 2004, and the initial pre-production appliances are currently being manufactured from the recently completed molds for submission for UL approval. There are no anticipated problems and UL approval is expected in the near future.

Distribution Methods and Marketing

There is a wide and varied customer base for beverage systems. Initial marketing will be to small businesses nationwide through the use of established national distributors, followed by introduction to the consumer via television through the consumer home shopping networks followed by sales to national retailers.

The on-demand coffee systems currently being marketed have met with poor sales because they require the use of the manufacturers “coffee pods” which are expensive and limited in selection. The Dial-A-Cup appliance is designed to allow the customer to continue to use the brand of coffee, or other beverage, they currently use in their drip coffee pots.

Competition

Although we have not commenced any significant operations with our on-demand coffee systems, we believe we offer a unique product that does not have any direct competitors. However, we indirectly compete with any dispensed coffee manufacturers, coffee shops, coffee or drinks sales, and more generally the beverage industry as a whole. Most of these competitors will have more financial resources and better known brand recognition and reputations than we do.

Intellectual Property

Dial-A-Cup is a trademarked name, and has been issued two (2) U.S. Patents to date, and has one (1) patent pending.

Governmental Approval and Regulation

We are subject to all of the government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses. We are aware of no environmental compliance issues or government regulations pertaining to our product, which we are aware of.

Cost of Research and Development

Over the past two fiscal years, Dial-A-Cup’s founders have invested in excess of $120,000 on product research and development.

Personnel

We currently plan to maintain our two full-time employees and our Board of Directors for the remainder of its development stage and do not anticipate the need for additional personnel. Management may hire additional employees on an as needed basis, if the need ever arises. None of our employees are subject to any collective bargaining agreement or labor union contract, nor has it been subjected to any strikes or employment disruptions in its history.

ITEM 2. DESCRIPTION OF PROPERTY

Due to our limited operations, we have not needed to rent office space. The Company is currently operating out of the residences of two officers. We have estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. For the year ended December 31, 2005, we recorded $17,000 in rent expense and a corresponding increase in additional paid-in capital.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

ISSG’s Common Stock was approved for trading on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) under the symbol ISGI on December 28, 2005. Prior to December 28, 2005, our common stock traded on the “pink sheets”. Our common stock has traded infrequently on both the OTC:BB and the “pink sheets”, which severely limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, our management, through the utilization of historic quotes provided through gsionline.com, has compiled the following table disclosing our stock prices and sales from January 1, 2004 through December 31, 2005.

DATE	OPEN	HIGH	LOW	CLOSING	VOLUME
12/13/2005	0.6	0.6	0.6	0.6	1100
11/30/2005	0.6	0.6	0.6	0.6	100
11/28/2005	0.6	0.6	0.6	0.6	325
11/2/2005	1.02	1.02	1.02	0.7	4283
10/28/2005	1.01	1.01	1.01	1.01	1100
10/5/2005	0.6	0.6	0.6	0.6	3000
9/23/2005	0.6	0.6	0.6	0.6	100
8/29/2005	0.51	0.51	0.51	0.51	1541
5/19/2005	0.15	0.15	0.15	0.15	1491

4/5/2005	0.12	0.12	0.12	0.12	1666
11/23/2004	0.12	0.12	0.12	0.12	133
11/22/2004	0.12	0.12	0.12	0.12	100
11/16/2004	0.12	0.12	0.12	0.12	764
11/3/2004	0.51	0.51	0.51	0.2	5832
9/27/2004	0.1	0.1	0.1	0.1	1115
7/27/2004	0.1	0.1	0.1	0.1	100
4/26/2004	0.1	0.1	0.1	0.1	500
2/23/2004	0.05	0.05	0.05	0.05	2500

(b) Holders of Common Stock

As of March 21, 2006, there were approximately 378 holders of record of ISSG’s Common Stock. As of March 21, 2006, the closing price of ISSG’s shares of common stock was $2.00 per share.

(c) Dividends

On June 12, 2005, ISSG issued 39,200 shares of its $0.001 par value common stock to its stockholders as a stock dividend. In the future ISSG intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on ISSG’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

ITEM 6.	PLAN OF OPERATION

Until such time as we complete a merger or acquisition, if ever, we will maintain our original plan of operation through Dial-A-Cup.

Through our wholly-owned subsidiary, Dial-A-Cup, we have developed a hot water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand. The appliance features a rotating cylinder with six (6) individual compartments, each with its own permanent filter.

Dial-A-Cup developed the appliance through Advance Plastics (San Diego, CA) and its manufacturing facilities in China. The first prototype was completed in late 2004, and the initial pre-production appliances are currently being manufactured from the recently completed molds for submission for UL approval.

Over the past two fiscal years, Dial-A-Cup’s founders have invested approximately $123,500 on product research and development. We will maintain our two full-time employees and our Board of Directors for the remainder of our development stage and we do not anticipate the need for additional personnel.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate or raise at least $115,000 (minimal cash requirement) to continue in operation for the next 12 months.

In order to help our cash flow we entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for our checking account on February 25, 2005. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. The credit facility is personally guaranteed by our officer and our majority stockholder. As of December 31, 2005, total borrowings under the credit facility were $25,453.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

In addition to our officers and directors we have 2 full time employees. We are dependent upon Terence Davis, President and Director of the Company and our other Directors, Brad Bunch, James Udel and Craig Triance. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence or as we expand into a new line of business.

LIQUIDITY AND CAPITAL RESOURCES

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

On February 25, 2005, we entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum.

To date, our operations have been funded by the sole officer of Dial-A-Cup. As of December 31, 2005 total amounts owed this officer totaled $148,774. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest of 10% per annum and is due on demand. For the years ended December 31, 2005 and 2004, $15,068 and $6,040, respectively, of interest expense has been recorded related to the note. As we expand our activities, we expect to continue to experience net negative cash flows from operations, pending receipt of sales revenues.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Accordingly we intend to seek additional funding for operations through equity offerings, financings, mergers, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction o complete a transaction on terms favorable to the Company or its shareholders.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $901,178 for the period April 24, 2002 (inception) to December 31, 2005, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. Management has plans to fund operations through equity offerings, financings, mergers, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to the Company of its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Revenue Recognition

We are currently a developmental stage company and have not recognized any revenues to date. We will recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured. We will primarily derive revenues from the sales of our beverage dispenser.

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date research and development costs include the development of a prototype of our beverage dispenser.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

We are a development stage company and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were formed to engage in the business of designing and developing a hot beverage dispenser. We have yet to generate significant revenues from operations and have been focused on organizational, start-up, and market analysis activities since we were formed. Although we have received two patents and one additional patent pending, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2006. In that event we would need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

If we are unable to retain the services of Mr. Davis, or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Terence Davis, our President. Loss of the services of Mr. Davis could have a material adverse effect on our growth and prospective business. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2005 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates and to seek additional capital through future equity private placements or debt facilities.

RISKS FACTORS RELATING TO OUR COMMON STOCK

Because our common stock is deemed a low-priced “Penny” Stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Currently a very limited market exists for our common stock since we have only recently commenced quotation on the OTC Bulletin Board

There currently is a limited market for our shares and there can be no assurance that any such market will fully develop or be maintained. Any trading market that may develop in the future will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 8, 2005, we dismissed McKennon, Wilson & Morgan, LLP as our independent auditor and engaged Malone & Bailey, PC, as our independent accountants for the year ended December 31, 2005. This is a change in accountants recommended and approved by our Executive Management and our Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage Malone & Bailey, PC, neither the Company nor anyone engaged on our behalf has consulted with Malone & Bailey, PC regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(10(iv) of Regulation S-B) or a reportable event.

The audit reports issued by McKennon, Wilson & Morgan, LLP with respect to the Company’s financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principals, except that McKennon, Wilson & Morgan, LLP’s report contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. From April 24, 2002 (inception) through August 8, 2005 and any subsequent interim period through the date of McKennon, Wilson & Morgan, LLP’s dismissal, there were no disagreements between the Company and McKennon, Wilson & Morgan, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McKennon, Wilson & Morgan, LLP would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by McKennon, Wilson & Morgan, LLP, as the independent accountants of the Company. We filed notice of this change on Form 8-K dated August 11, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Title
Terence Davis	57	President and Director
Brad Bunch	61	Director
James Udel	45	Director
Craig Triance	43	Director

Terence Davis, is President and a Director of the Company. Mr. Davis has served as President and a Director of the Company since February of 2004. Mr. Davis is the owner of Golden Saw Construction since 1986. From 1991 through 1997 Mr. Davis served as President and a Director of InvestAmerica, Inc., a Nevada company.

Brad Bunch, is a Director of the Company. Mr. Bunch received his Juris Doctor from the University of San Diego School of Law in 1969. From 1982 to the present, Mr. Bunch has worked for Automotive Systems Group, Inc. in Alhambra, California. Mr. Bunch serves as the CEO Managing Director of all phases of the automotive niche marketing company. Mr. Bunch established a global customer base and coordinated purchases and product movement from over 250 global suppliers operating with company wide budgeting. From 1981 to the present, Mr. Bunch has served as Counsel for the Law Offices of McCollum & Bunch in Fresno, California. The law office deals with all phases of business transactions, mergers and acquisitions, environmental issues, corporate, joint ventures, with emphasis on business solutions.

James Udel, is a Director of the Company. Mr. Udel received his BA in Photojournalism from Tarrant County College in Ft. Worth, Texas in 1982. Mr. Udel is the owner of Udel Brothers Studios, a photography company since 1985. From 1980 to the present Mr. Udel has worked for Mark Brinbaum Productions in Dallas, Texas. Mr. Udel has shot stills on over 100 commercials, including Six Flags, Dr. Pepper, Pizza Hut, Dallas Cowboys and Ford Motor Company.

Craig Triance, is a Director of the Company. Mr. Triance received his Juris Doctor from the J.D. Loyola Law School of Los Angeles, California in 1992. From 1995 to the present Mr. Triance has served as the Principal Attorney for the Law Offices of Craig Triance in San Dimas, California. Mr. Triance’s legal background includes civil and probate litigation, estate planning and probate. Mr. Triance has also formed and served as general counsel for several dozen California and Nevada corporations. From 2000 through 2003, Mr. Triance wrote a monthly legal matters column for the San Dimas Community News.

Limitation of Liability of Directors

Pursuant to our Certificate of Incorporation, we have agreed to indemnify our directors to the fullest extent permitted by Delaware General Corporate Law. Under General Delaware Corporate Law, other than in actions brought by or in the right of the corporation, such indemnification would apply if it were determined in the specific case that the proposed indemnitee acted in good faith and in a manner such person reasonably believed in or not opposed to be in the best interests of the corporation and, with respect to any criminal proceeding, if such person had no reasonable cause to believe that the conduct was unlawful. To the extent that any director has been successful on the merits or otherwise in defense of any action, suit, proceeding, as discussed herein, whether civil, criminal, administrative, or investigative, such person must be indemnified against reasonable expenses incurred by such person in connection therewith. A Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct or a knowing violation of law by a director. Additionally, General Delaware Corporate Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director’s breach of his duty of care.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2005.

Audit Committee

We do not have an Audit Committee, our Board of Directors, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer operating as the sole management for the Company. We believe that as a result of the limited interaction, which occurs having a sole officer for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer Terence Davis.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Securities Underlying Options / SARs (#)	LTIP payouts
Terence Davis, President	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors may establish a compensation committee once the company is no longer in its development stage, which would consist of inside directors and independent members. Until a formal committee is established, our Board of Directors, will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 21, 2006, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 10,737,773 shares of common stock outstanding as of March 21, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 21, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Terence Davis, President and Director	0	0%
Brad Bunch, Director	0	0%
James Udel, Director	0	0%
Craig Triance, Director	0	0%
Directors and Officers as a Group	0	0%
1.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

2.	Figures are rounded to the nearest percent.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Timothy McDermott 224 Grassmere Ave. Oakdale, NY 11769	10,000,100	93%
Beneficial Owners as a Group	10,000,100	93%
1.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

2.	Figures are rounded to the nearest percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To date, we have not paid any compensation to our officers. The Company estimated that the fair value of these services is approximately $100,000 per officer, per year. For the year ended December 31, 2005, we recorded $200,000 in compensation expense. These amounts have been included in officers’ compensation on the accompanying consolidated statements of operations and additional paid-in capital on the accompanying consolidated balance sheet.

Due to our limited operations, we do not require office space and are currently operating out of the residences of two officers. We have estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. For the year ended December 31, 2005, the Company recorded $17,000 in rent expense and the corresponding increase in additional paid-in capital.

In addition, our operations have been funded by the sole officer of Dial-A-Cup. As of December 31, 2005, total amounts owed this officer totaled $150,274. The proceeds loaned have been used to fund operations and develop a prototype of our beverage dispenser. The note bears interest of 10% per annum and is due on demand. For the year ended December 31, 2005 and 2004, $15,068 and $6,040 of interest expense has been recorded related to the note, respectively.

ITEM 13. EXHIBITS

(a)	EXHIBITS

2.1

Agreement and Plan of Merger Between ISSG, Inc. and Rub Investments, Inc. (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2005, and incorporated herein by reference).

2.2**	Delaware Certificate of Merger
2.3**	Nevada Articles of Merger
3.1(i)(a)*	ISSG, Inc. Articles of Incorporation
3.1(i)(b)*	ISSG, Inc. Certificate of Correction of Articles of Incorporation
3.1(i)(c)*	ISSG, Inc. Amendment to Articles of Incorporation
3.1(ii)*	ISSG, Inc. Bylaws
16.1	Letter on change in certifying accountant, dated August 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated August 11, 2005 and incorporated herein by reference).
16.2	Letter on change in certifying accountant, dated August 23, 2005 (Filed as an Exhibit to the Current Report on Form 8-K/A, dated August 23, 2005 and incorporated herein by reference).
21*	Subsidiaries of ISSG, Inc.
31.1*	Certification of Terence Davis, President and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Terence Davis, President and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

**   Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2005 and incorporated herein by reference

(b)	REPORTS ON FORM 8-K

None during the fourth quarter of 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Malone & Bailey, PC for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 were $10,000.

The aggregate fees billed for professional services rendered by McKennon, Wilson & Morgan, LLP, for the audit of our 2004 annual financial statements and review of the financial statements included in our Form 10-QSB, prior to changing of accountants, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 and 2004 were $1,800 and $8,908, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSG, INC.

By: /s/ Terence Davis

Terence Davis, President

Date: April 5, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Terence Davis	Director & President	April 5, 2006
Terence Davis	(Principal Executive Officer & Principal Financial Officer)

/s/ Brad Bunch	Director	April 5, 2006
Brad Bunch

/s/ James Udel	Director	April 5, 2006
James Udel

/s/ Craig Triance	Director	April 5, 2006
Craig Triance

ISSG, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ISSG, Inc.

(A Development Stage Company)

Van Nuys, California

We have audited the accompanying consolidated balance sheet of ISSG, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of expenses, stockholder’s deficit and cash flows for the year then ended and the period from April 24, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of ISSG, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from April 24, 2002 (inception) through December 31, 2004 were audited by other auditors whose report expressed an unqualified opinion on those statements. The consolidated financial statements for the period from April 24, 2002 (inception) through December 31, 2004 include total revenues and net loss of zero and $556,707, respectively. Our opinion on the consolidated statements of expenses, stockholders' deficit and cash flows for the period from April 24, 2002 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2004, is based solely on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISSG, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company which experienced significant losses since inception with no revenues. Also discussed in Note 2 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC

Houston, Texas

www.malone-bailey.com

March 13, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and shareholders

ISSG, Inc. and subsidiary

We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows of ISSG, Inc. and subsidiary, Dial-A-Cup Corp., a development-stage company, (the “Company”) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ISSG, Inc. and subsidiary, Dial-A-Cup Corp., for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company is a development-stage company and has incurred losses from operations and used cash flows in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 of the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon Wilson & Morgan LLP

Irvine, California

March 23, 2005

ISSG, Inc.

(a development stage company)

Consolidated Balance Sheet

December 31, 2005
Assets

Current assets:
Cash	$1,505

$1,505

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$53,906
Accrued interest - related party	23,256
Line of credit	23,747
Note payable - related party	148,774
Total current liabilities	249,683

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,739,573 shares issued and outstanding	10,739
Additional paid-in capital	642,261
(Deficit) accumulated during development stage	(901,178)
Total stockholders’ deficit	(248,178)

$1,505

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Consolidated Statements of Expenses

Years Ending December 31, 2005 and 2004

And the Period from April 24, 2002 (Inception) to December 31, 2005

	Year Ended December 31,		April 24, 2002 (Inception) to December 31,
	2005	2004	2005

Revenue	$-	$-	$-

Expenses:
Research and development	-	116,000	123,500
Impairment loss	22,500	-	22,500
General and administrative, (excluding Professional fees, donated rent and services, stock-based compensation and Amortization)	19,523	6,487	26,685
Professional fees	30,627	11,062	60,571
Donated rent – related party	17,000	17,000	54,000
Donated services – related party	200,000	183,333	550,000
Stock-based compensation	39,000	-	39,000
Amortization expense	-	659	1,020
Total expenses	328,650	334,541	877,276

Other income (expense):
Interest expense	(753)	-	(753)
Interest expense – related party	(15,068)	(6,040)	(23,256)
Interest income	-	107	107
Total other income	(15,821)	(5,933)	(23,902)

Net loss	$(344,471)	$(340,474)	$(901,178)

Weighted average number of
common shares outstanding - basic and fully diluted	10,647,684	10,550,373

Net loss per share - basic and fully diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

Consolidated Statements of Stockholders' Deficit

For the Period from April 24, 2002 (Inception) to December 31, 2005

	Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount

April 24, 2002 Founders shares issued	10,000,000	$ 10,000	$ -	$ -	$ 10,000

2002 Donated capital – related party services			66,667		66,667

2002 Donated capital – related party rent			8,000		8,000

Net loss - 2002				(86,103)	(86,103)

2003 donated capital – related party services	-	-	100,000	-	100,000

2003 donated capital – related party rent	-	-	12,000	-	12,000

Net loss - 2003				(130,131)	(130,131)

Balances, December 31, 2003	10,000,000	10,000	387,000	(216,234)	(19,567)

2004 donated related party services	-	-	183,333	-	183,333

2004 donated capital – related party rent	-	-	17,000	-	17,000

Net loss				(340,473)	(340,473)

Balances, December 31, 2004	10,000,000	10,000	387,000	(556,707)	(159,707)

May 13, 2005 Shares issued per merger agreement	550,573	550	(550)	-	-

June 12, 2005 Share dividend	39,200	39	(39)	-	-

June 30, 2005 Shares issued per merger agreement	150,000	150	38,850	-	39,000

December 31, 2005 Donated related party services	-	-	200,000	-	200,000

December 31, 2005 Donated capital – related party rent	-	-	17,000	-	17,000

Net loss	-	-	-	(344,471)	(344,471)

Balances, December 31, 2005	10,739,773	$ 10,739	$ 642,261	$ (901,178)	$ (248,178)

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

Years Ending December 31, 2005 and 2004

And for the Period from April 24, 2002 (Inception) to December 31, 2005

	Year Ended December 31,		April 24, 2002 (Inception) to December 31,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(344,471)	$(340,474)	$(901,178)
Amortization expense	-	659	1,395
Impairment expense	22,500	-	22,500
Founders shares	-	-	10,000
Donated services	200,000	183,333	550,000
Donated rent	17,000	17,000	54,000
Shares issued for services	39,000	-	39,000
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Accounts payable	15,654	33,052	53,905
Accrued liabilities	(18,916)	10,008	-
Accrued interest - related party	15,068	6,040	23,256
Net cash (used) in operating activities	(54,165)	(90,382)	(147,121)

Cash flows from investing activities
Purchase of intangible assets	-	(2,345)	(23,895)

Cash flows from financing activities
Proceeds from notes payable - related party	6,150	122,300	152,575
Payments on notes payable - related party	(1,500)	(2,300)	(3,800)
Proceeds from line of credit	25,453	-	25,453
Payments on line of credit	(1,706)	-	(1,706)
Issuance of common stock	-	-	-
Net cash provided by financing activities	28,397	120,000	172,522

Net (decrease) increase in cash	(25,768)	27,273	1,505
Cash – beginning	27,273	-	-
Cash – ending	$1,505	$27,273	$1,505

Supplemental disclosures:
Interest paid	$567	$-	$567
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ISSG, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Significant accounting policies and procedures

Organization

On March 9, 2004, ISSG, Inc. acquired Dial-A-Cup (“DAC”) in a transaction accounted for as a reverse acquisition, whereby the assets of DAC are reported at their historical cost (See Note 3). The assets and liabilities of ISSG, which were not significant, were recorded at fair value on March 9, 2004, the date of the acquisition. No goodwill was recorded in connection with the reverse acquisition since ISSG had no business. The reverse acquisition resulted in a change in the reporting entity of ISSG, for accounting and reporting purposes. Accordingly, the financial statements herein reflect the operations of DAC from Inception and ISSG from March 9, 2004, the date of acquisition, through December 31, 2005. The 10,000,000 ISSG common shares issued to DAC’s founding shareholders are reflected in the accompanying statement of stockholders’ deficit as if they were outstanding for all periods presented. The 550,373 shares retained by the stockholders of ISSG have been recorded on the date of acquisition of March 9, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of ISSG, and its wholly-owned subsidiary DAC. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include the recoverability of intangible assets.

Cash and cash equivalents

For purposes of the statement of cash flows, ISSG considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

ISSG's intangible assets consist of the costs of filing various United States patents and trademarks. The patents and trademarks are recorded at cost. Patents are amortized using the straight-line method over the estimated useful lives of the patents, which ISSG has estimated to be seventeen years. ISSG determined that the trademarks have an indefinite life. As of December 31, 2005, ISSG wrote them off.

ISSG, INC.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

ISSG is currently a developmental stage company and has not recognized any revenues to date. ISSG intends to recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date research and development costs of $123,500 have been for the development of a prototype of ISSG’s beverage dispenser.

Income Taxes

ISSG accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." SFAS No. 109 requires ISSG to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

Fair Value of Financial Instruments

ISSG has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet. ISSG's financial instruments consist of cash, accounts payable, accrued liabilities and notes payable to the officer of Dial-A-Cup. The carrying amounts of ISSG's financial instruments approximate their fair values as of December 31, 2005.

Fair Value of Officer and Stockholder Transactions

In accordance with Staff Accounting Bulletin (“SAB”) No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” ISSG estimates and records the fair value of expenses contributed to the Company by its officers and shareholders. Significant expenses contributed by officers and shareholders during the periods presented consist of office space and services. ISSG assesses the fair value of these services and records an expense to operations with a corresponding credit to additional paid-in capital. See Note 5 for further discussion.

Loss per Common Share

ISSG presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. During 2005 and 2004, there were no dilutive instruments outstanding.

Risks and Uncertainties

ISSG’s operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in the industry segment.

ISSG, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123(R) is effective July 1, 2005 for all calendar year-end companies and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. ISSG must adopt this standard on January 1, 2006. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award. Currently, ISSG does not have any outstanding stock options, and as such does not expect the guidance under SFAS No. 123(R) to have a material impact on the consolidated financial statements.

Note 2 - Going concern

The accompanying consolidated financial statements have been prepared assuming ISSG will continue as a going concern. ISSG is currently a development-stage enterprise. ISSG’s continued existence is dependent upon their ability to obtain additional debt and/or equity financing. ISSG has incurred net losses of $901,178 since its inception. In addition, ISSG has not generated any revenues from its products. Further, as of December 31, 2005, ISSG has current liabilities in excess of current assets of approximately $248,178. Management plans to raise additional funds through loans or through future sales of their common stock, until such time ISSG’s revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that ISSG will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event ISSG cannot continue in existence.

Note 3 – Business combinations

On March 9, 2004, DAC completed a reverse acquisition of ISSG, Inc. (“ISSG”), a Delaware corporation. At the time of acquisition, ISSG had no operations, revenues and no significant assets or liabilities. It was considered a blank-check company prior to the acquisition. In connection with the acquisition ISSG issued DAC 10,000,000 shares of common stock, approximately 95% of the outstanding common stock of ISSG, for all the issued and outstanding DAC common stock. The ISSG stockholders retained 550,373 shares of ISSG common stock.

On May 13, 2005, ISSG completed the initial closing of a reverse acquisition of Rub Investments Limited (“RUB”), a Nevada corporation reporting under the Securities Exchange Act of 1934. Pursuant to the terms of the acquisition, the Company will issued 150,000 shares of restricted common stock to the sole shareholder of RUB and all of the issued and outstanding shares of RUB were cancelled.

The acquisition was accounted for as a reverse acquisition, whereby the assets and liabilities of ISSG were reported at their historical cost. The assets and liabilities of RUB were recorded at fair value similar to a recapitalization. No goodwill was recorded in connection with the reverse acquisition. The reverse acquisition resulted in a change in reporting entity of RUB for accounting and reporting purposes to the Company.

ISSG, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Income taxes

During 2005, ISSG incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, ISSG had about $240,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2014 to 2025.

The components of ISSG’s deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$84,000	$54,000
Less: Valuation allowance	(84,000)	(54,000)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, ISSG has incurred a loss in each period since its inception. Based on the available objective evidence, including ISSG’s history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, ISSG provided a full valuation allowance against its net deferred tax assets at December 31, 2005.

Note 6 – Line of credit

On February 25, 2005, ISSG entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for its checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. The credit facility is personally guaranteed by an officer and majority shareholder. As of December 31, 2005, $23,747 is outstanding under this line of credit.

Note 7 - Related party transactions

For 2005 and 2004, ISSG recorded $200,000 and $183,333, respectively, in compensation expense reflecting ISSG’s estimate of the fair value of the services of its two officers. These amounts have been reflected in donated capital-related party services on the accompanying consolidated statements of operations and additional paid-in capital on the accompanying consolidated balance sheet.

Due to its limited operations, ISSG has not rented office space. ISSG is currently operating out of the residences of two officers. ISSG has estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. During 2005 and 2004, ISSG recorded $17,000 and $17,000, respectively, in rent expense reflecting ISSG’s estimate of the fair value of rents in the surrounding area. These amounts have been reflected in rent expense on the accompanying consolidated statements of operations and a corresponding increase in additional paid-in capital on the accompanying consolidated balance sheet.

ISSG, INC.

NOTES TO FINANCIAL STATEMENTS

To date, ISSG’s operations have been funded by the sole officer of Dial-A-Cup. As of December 31, 2005, total amounts loaned to ISSG by this officer were $148,474. The proceeds loaned have been used to fund operations and for the development of a prototype of ISSG’s beverage dispenser. The note bears interest of 10% per annum and is due on demand. For the period from Inception through December 31, 2005, and for 2005 and 2004, $23,256, $15,068 and $6,040 of interest expense has been recorded related to the note, respectively.

Note 8 – Stockholders' deficit

On April 24, 2002, ISSG issued 10,000,000 shares as founders shares valued at $10,000.

On March 9, 2004, ISSG issued 10,000,000 shares of common stock for all the issued and outstanding DAC common stock. The former ISSG stockholders retained 550,373 shares of ISSG common stock.

On May 6, 2005, ISSG issued a 100-share stock dividend of to all shareholders of record at the close of business on May 3, 2005. There were a total of 375 shareholders of record on May 3, 2005; therefore, 37,500 additional shares were issued in connection with this stock dividend.

On June 30, 2005, ISSG issued 150,000 shares valued at $39,000, the fair value of the underlying shares in connection with the Rub Investments purchase on May 13, 2005. ISSG recorded the issuance as compensation expense.