Form 10QSB
period 2006-03-31
ISSG, INC.
filed 2006-05-18
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

ISSG, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5715 Lemona Avenue

Van Nuys, California 91411

(Address of principal executive offices)

(818) 988-5532

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006, was 10,737,773 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1.	FINANCIAL STATEMENTS

ISSG, Inc.

(a development stage company)

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
Assets

Current assets:
Cash	$608	$1,505
Total current assets	608	1,505

	$608	$1,505

Liabilities and Stockholders' (deficit)

Current liabilities
Accounts payable	$44,738	$53,905
Accrued expenses	8,400
Accrued interest - related party	27,032	23,256
Note payable	33,168	23,747
Note payable - related party	148,874	148,774
Total current liabilities	262,211	249,683

Stockholders' (deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and
outstanding	-	-
Common stock, $0.001 par value, 50,000,000
shares authorized, 10,739,573 shares issued and
outstanding	10,739	10,739
Additional paid-in capital	696,511	642,261
(Deficit) accumulated during development stage	(968,853)	(901,178)
	(261,603)	(248,178)

	$608	$1,505

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Consolidated Statements of Expenses

Three Months Ending March 31, 2006 and 2005

And the Period April 24, 2002 (Inception) to March 31, 2006

(Unaudited)

			April 24, 2002
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006

Revenue	$-	$-	$-

Expenses:
Amortization expense	-	375	1,020
Consulting	-	-	39,000
Research and development	-	-	123,500
Impairment loss	-	-	22,500
Professional fees	8,400	651	68,971
Donated rent - related party	4,250	4,250	58,250
Donated services - related party	50,000	50,000	600,000
General and administrative expenses	644	4,104	27,329
Total expenses	63,294	59,380	940,570

Net operating (loss)	(63,294)	(59,380)	(940,570)

Other income (expense):
Interest expense	(606)	-	(1,359)
Interest expense - related party	(3,775)	(3,705)	(27,031)
Interest income	-	-	108
Total other income	(4,381)	(3,705)	(28,282)

Net (loss)	$(67,675)	$(63,085)	$(968,852)

Weighted average number of
common shares outstanding - basic and fully diluted	10,739,573	9,445,814

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

Three Months Ending March 31, 2006 and 2005

And the Period April 24, 2002 (Inception) to March 31, 2006

(Unaudited)

			April 24, 2002
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(67,675)	$(63,085)	$(968,852)
Amortization expense	-	375.00	1,395
Impairment expense	-	-	22,500
Founders shares	-	-	10,000
Donated services	50,000	50,000	600,000
Donated rent	4,250	4,250	58,250
Shares issued for services	-	-	39,000
Adjustements to reconcile net (loss) to
net cash (used) in operating activities:
Accounts payable	(9,167)	1,196	44,738
Accrued liabilities	8,400	(5,000.00)	8,400
Accrued interest - related party	3,776	3,705.00	27,032
Net cash (used) by operating activities	(10,416)	(8,559)	(157,538)

Cash flows from investing activities
Purchase of intangible assets	-	(1,650)	(23,895)
Net cash (used) by investing activities	-	(1,650)	(23,895)

Cash flows from financing activities
Proceeds from notes payable - related party	100	6,150	152,675
Payments on notes payable	-	-	(3,800)
Proceeds from line of credit	10,301	50	35,754
Payments on line of credit	(882)	-	(2,588)
Issuance of common stock	-	-	-
Net cash provided by financing activities	9,519	6,200	182,041

Net (decrease) increase in cash	(897)	(4,009)	608
Cash - beginning	1,505	27,273	-
Cash - ending	$608	$23,264	$608

Supplemental disclosures:
Interest paid	$-	$-	$567
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For ISSG to continue as a going concern it must seek additional sources of capital, and it must attain future profitable operations. ISSG is currently initiating its business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related party

To date, the Company has not paid any compensation to their officers. The Company estimated that the fair value of these services is approximately $100,000 per officer, per year. For the period ended March 31, 2006, the Company recorded $50,000 in compensation expense. These amounts have been included in officers’ compensation on the accompanying consolidated statements of expenses and additional paid-in capital on the accompanying consolidated balance sheet.

Due to its limited liquidity and operations, the Company has not rented office space. ISSG is currently operating out of the residences of two officers. ISSG has estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. For the period ended March 31, 2006, ISSG recorded $4,250 in rent expense and a corresponding increase in additional paid-in capital.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to consummate the contemplated merger with Advanced Investment Strategies;
•	inability to raise additional financing as stipulated to in the plan of merger with Advanced Investment Strategies;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Plan of Operation

Recent Developments

On April 12, 2006, we executed an Agreement and Plan of Merger by and among ISSG; ISSG Sub Inc. (“Merger Sub”), a Florida corporation and our wholly owned subsidiary, and Advantage Investment Strategies, Inc. (“AIS”), a Florida corporation, whereby at the effective time of the merger, Merger Sub will merge into AIS with AIS as the surviving corporation (and a wholly owned subsidiary of ISSG). Each share of AIS common stock outstanding at the effective time of the merger will be converted into the right to receive a pro rata portion of (A) 6,000,000 shares of restricted common stock and (B) promissory notes in the aggregate principal amount of $300,000. Following completion of the merger, the shareholders of Advantage Investment Strategies would hold approximately 36% of our outstanding shares of common stock.

The completion of the acquisition is subject to the satisfaction of several conditions, including the following: (i) NASD approval of the change of control of AIS; (ii) the completion of the Minimum Offering of at least $2,500,000; (iii) the granting of an irrevocable proxy by our majority shareholder, Timothy McDermott, to the shareholders of AIS with respect to Mr. McDermott’s shares of the Company’s common stock; (iv) completion of the transactions contemplated by a stock purchase agreement by and between Joseph Mangiapane and Timothy Nichols with respect to the purchase and sale of the currently outstanding shares of AIS; and (v) such other customary conditions with respect to transactions of this type.

OVERVIEW

Following completion of the merger we will assume the business plan of Advantage Investment Strategies, which is that of a financial services company. It is the intention of AIS and ISSG that, following the closing of the merger, ISSG intends to spin off it’s wholly owned subsidiary, Dial-A-Cup to the ISSG shareholders. It is anticipated that Dial-A-Cup would become a publicly traded reporting company upon the effectiveness of a registration statement and consummation of the spin-off. After the proposed spin-off, ISSG’s operations will consist solely of the business of AIS.

However, until such time as the merger is completed, if ever, we will maintain our original plan of operation through Dial-A-Cup.

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

Over the past two fiscal years, Dial-A-Cup’s founders have invested approximately $123,500 on product research and development. We will maintain our two full-time employees and our Board of Directors for the remainder of our development stage and we do not anticipate the need for additional personnel. However, if and when the merger with AIS occurs, our current officers and directors have agreed to resign, and we will appoint Joseph Mangiapane, Dan E. Landau, and Marc Riviello as our board of directors. In addition, we will appoint Mr. Mangiapane as Chief Executive Officer and Chairman, Mr. Landau as President, and Mr. Riviello as Secretary and Treasurer.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred accumulated net losses of $968,852 from April 24, 2002 (inception) through the period ended March 31, 2006 and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. Management has plans to complete our Plan of Merger with Advantage Investments Strategies and to fund operations through equity offerings, financings, mergers, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to ISSG or its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about our ability to continue as a going concern.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate or raise at least $115,000 (minimal cash requirement) to continue in operation for the next 12 months.

In order to obtain cash resources, we entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for our checking account on February 25, 2005. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. The credit facility is personally guaranteed by an officer and our majority stockholder. As of March 31, 2006, total borrowings under the credit facility were $33,168.

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

In addition to our officers and directors we have 2 employees. We are dependent upon Terence Davis, President and Director of the Company and our other Directors, Brad Bunch, James Udel and Craig Triance. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence or as we expand into a new line of business.

As mentioned above, if and when the effective time of the merger occurs between ISSG and AIS, our current officers and directors have agreed to resign, and we will appoint Joseph Mangiapane, Dan E. Landau, and Marc Riviello as our board of directors. In addition, we will appoint Mr. Mangiapane as Chief Executive Officer and Chairman, Mr. Landau as President, and Mr. Riviello as Secretary and Treasurer.

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

To date, our operations have been funded by the sole officer of Dial-A-Cup. As of March 31, 2006, total amounts owed this officer totaled $148,874. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the three months ended March 31, 2006 and 2005, $3,775 and $0, respectively, of interest expense has been recorded related to the note. As we expand our activities, we expect to continue to experience net negative cash flows from operations, pending receipt of sales revenues.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations or planned expansion. Accordingly, we intend to seek additional funding for operations through equity offerings, financings, mergers, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to the Company or its shareholders.

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

For the last two fiscal years ended December 31, 2005 and 2004 we sustained net losses of $344,471 and $340,474 respectively, and an accumulated deficit of $968,852 for the period ended March 31, 2006. As a result of our financial condition, our March 31, 2006 financial statement reflects that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

Completion of the AIS merger is subject to the satisfaction of several conditions, including the completion of a Minimum Offering of at least $2,500,000. As of the date of this report, we have not raised any funds.

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

RISK FACTORS RELATING TO THE CLOSING OF THE MERGER AND THE BUSINESS OF ADVANTAGE INVESTMENT STRATEGIES

A condition to closing the merger agreement with AIS is we must raise additional financing for our proposed operations, which we may not be able to obtain.

In order to obtain the additional necessary working capital to fund operations, we have begun the undertaking of a private placement. This means that no entity has any obligation to purchase any of the securities. We may not successfully raise any funds in this Offering, and it is possible that no securities will be sold. We believe that the net proceeds of the Maximum Offering will be sufficient to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of 24 to 36 months.

AIS is engaged in the securities business which, if the merger closes, will subject us to the specific risks of that business.

The securities business is by its nature subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the execution of securities transactions, and litigation. Our business and profitability are affected by many other factors, including:

• the volume, size and timing of securities transactions;

• the demand for investment banking services;

• the level and volatility of interest rates;

• the availability of credit;

• the volatility of equity and debt securities held in inventory;

• legislation affecting the business and financial communities; and

• the economy in general.

Conditions in the financial markets and the economy generally have a direct and material impact on AIS’ results of operations and financial condition. For example, its investment banking revenue, in the form of underwriting discounts, placement agent fees, and financial advisory fees, is directly related to the volume and value of the transactions in which they are involved. When uncertain or unfavorable market or economic conditions exist, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for its investment banking services and increasing price competition.

A downturn in the financial markets may also result in a decline in the volume and value of trading transactions. This could lead to a decline in the revenue its receive from commissions on the execution of trading transactions and a reduction in the value of our trading positions, commissions and spreads. Sudden sharp declines in market values of securities can result in illiquid markets, making it more difficult to resell securities its own and decreasing our trading activities generally, and the failure of counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from clients.

In the event that we close the merger with AIS and then successfully acquire and launch Private Equity Securities, Inc., our trading activities will include making market for a number of companies. As part of these market-making activities, we will hold securities in inventory to facilitate sales to and purchases from clients. A major portion of our assets and liabilities would be securities owned or securities sold but not yet purchased which would be accounted for at fair value in our financial statements. The fair value of these trading positions is generally based on listed market prices; however, if listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value would be determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets or management’s estimates of amounts to be realized on settlement. As a consequence, volatility in either the stock or fixed-income markets could result in adverse changes in our financial results. Additionally, as a result of these proposed market-making activities, we may be required to hold securities during declining markets.

Regulatory capital requirements and the proposed our holding company structure, assuming the completion of our merger, may adversely affect our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations.

AIS, our proposed broker-dealer subsidiary, is subject to the SEC’s uniform net capital rule, Rule 15c3-1, which sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. As we are a holding company, we will depend on dividends and other payments from AIS to fund all payments on our obligations, including any debt obligations, and to fund any dividends we decide to pay in the future. These regulatory restrictions may impede our access to funds. In addition, underwriting commitments require a charge against net capital and, accordingly, AIS’s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the applicable net capital regulations. AIS will also be subject to certain notification requirements related to withdrawals of excess net capital.

AIS is subject to strict government regulations and the failure to comply could result in disciplinary actions.

The securities industry in the United States is subject to extensive regulations under both federal and state laws. Broker-dealers and investment advisors are subject to regulations covering all aspects of their business. Recently, the securities industry has experienced a great deal of negative exposure due to alleged underwriting negligence, conflicts of interest, research improprieties and mutual fund trading improprieties. As a result, regulatory agencies and the U.S. government have intervened in an attempt to resolve these various issues. In addition, the SEC, the NASD, other self-regulatory organizations, and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees.

AIS’ ability to comply with all applicable laws and rules is largely dependent on its establishment and maintenance of a system to ensure compliance with these laws and rules, as well as its ability to attract and retain qualified compliance personnel. The demands placed upon its personnel and financial resources may be too significant for it to quickly adapt to a changing regulatory environment and may impact its ability to provide or expand its services. Any disciplinary or other action imposed upon AIS due to claimed noncompliance in the future could have a material adverse effect on its business, financial condition and operating results.

In addition, AIS’ operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, the NASD, other self-regulatory organizations, and state securities commissions, or changes in the interpretation or enforcement of existing laws and rules including, but not limited to, existing regulations which restrict communications between its research analysts and its other departments. AIS cannot assure you that such future regulations will not require it to implement additional compliance policies and that such policies will not materially increase compliance expenses or otherwise adversely affect its business, financial condition and operating results.

AIS’ business exposes it to significant risks of legal liability, which could lead to substantial damages and restrictions on our business going forward.

AIS faces significant legal risks and the possibility of exposure to claims for significant amounts in damages. It also faces potential liability under securities laws and regulations in connection with its investment banking and other corporate finance transactions. Companies in this industry also are increasingly subject to claims for recommending investments that are not consistent with a client’s investment objectives or engaging in unauthorized or excessive trading. AIS’ experiences have been that adversarial proceedings against financial services firms typically increase in a market downturn. In addition, legal or regulatory matters involving its directors, officers, or employees in their individual capacities may create exposure for AIS because it may be obligated to, or may choose to, indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. Exposures from and expenses incurred related to any of these types of actions or proceedings could have a negative impact on its results of operations and financial condition.

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

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our shareholders will be reduced and the price of our common stock may fall.

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

2.2**	Delaware Certificate of Merger
2.3**	Nevada Articles of Merger
3.1(i)(a)***	ISSG, Inc. Articles of Incorporation
3.1(i)(b)***	ISSG, Inc. Certificate of Correction of Articles of Incorporation
3.1(i)(c)***	ISSG, Inc. Amendment to Articles of Incorporation
3.1(ii)***	ISSG, Inc. Bylaws
10.1

Agreement and Plan of Merger Between ISSG, Inc. and Advantage Investment Strategies, Inc. (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on April 18, 2006, and incorporated herein by reference)

31.1*	Certification of Terence Davis, President and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Terence Davis, President and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Press Release announcing Dividend to Shareholders, dated May 10, 2006
*	Filed herewith

**           Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2005 and incorporated herein by reference

***         Filed as an Exhibit to the Company’s Form 10-KSB, filed with the Commission on April 5, 2006, and incorporated herein by reference

b)	Reports on Form 8-K
Form 8-K filed on April 18, 2006 – Entry into a Material Definitive Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISSG, INC.

By:/s/ Terence Favis

Terence Davis, President

Dated:	May 18, 2006