Form 10QSB
period 2006-06-30
ISSG, INC.
filed 2006-08-21
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006, was 10,739,573 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

ISSG, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash	$9,961	$1,505
Total Current Assets	9,961	1,505

Total Assets	$9,961	$1,505

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$52,604	$53,905
Accrued interest - related party	30,973	23,256
Note payable	51,811	23,748
Note payable - related party	151,553	148,774
Total Current Liabilities	286,941	249,683

Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and
outstanding	-	-
Common stock, $0.001 par value, 50,000,000
shares authorized, 10,739,573 shares issued and
outstanding	10,739	10,739
Additional paid-in capital	750,761	642,261
Deficit accumulated during development stage	(1,038,480)	(901,178)
Total Stockholders' Deficit	(276,980)	(248,178)

Total Liabilities and Stockholders' Deficit	$9,961	$1,505

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ending June 30, 2006 and 2005

and For the Period April 24, 2002 (Inception) to June 30, 2006

					April 24, 2002
	For the three months ended		For the six months ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses:
Amortization expense	-	-	-	-	1,020
Consulting	-	39,000	-	39,000	39,000
Research and development	-	-	-	-	123,500
Impairment loss	-	22,500	-	22,500	22,500
Professional fees	9,050	-	17,450	-	78,023
Donated rent - related party	4,250	4,250	8,500	8,500	62,500
Donated services - related party	50,000	50,000	100,000	100,000	650,000
General and administrative expenses	2,104	9,204	2,749	20,803	29,433
Total expenses	65,404	124,954	128,699	190,803	1,005,977

Net operating (loss)	(65,404)	(124,954)	(128,699)	(190,803)	(1,005,977)

Other income (expense):
Interest expense	(281)	(3,813)	(887)	-	(1,640)
Interest expense - related party	(3,941)	-	(7,716)	(7,550)	(30,972)
Interest income	-	-	-	-	108
Total other income	(4,222)	(3,813)	(8,603)	(7,550)	(32,504)

Net (loss)	$(69,626)	$(128,767)	$(137,302)	$(198,353)	$(1,038,480)

Weighted average number of
common shares outstanding - basic and fully diluted	10,739,573	10,636,440	10,739,573	10,612,977

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

ISSG, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ending June 30, 2006 and 2005

and For the Period April 24, 2002 (Inception) to June 30, 2006

			April 24, 2002
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(137,302)	$(198,353)	$(1,038,480)
Amortization expense	-	-	1,395
Impairment expense	-	22,500	22,500
Founders shares	-	-	10,000
Donated services	100,000	100,000	650,000
Donated rent	8,500	8,500	62,500
Shares issued for services	-	39,000	39,000
Adjustements to reconcile net (loss) to
net cash (used) in operating activities:
Accounts payable	(1,301)	1,027	52,604
Accrued liabilities	-	(10,929)	-
Accrued interest - related party	7,716	7,720	30,972
Net cash (used) by operating activities	(22,387)	(30,535)	(169,509)

Cash flows from investing activities
Purchase of intangible assets	-	-	(23,895)
Net cash (used) by investing activities	-	-	(23,895)

Cash flows from financing activities
Proceeds from notes payable - related party	3,279	6,150	155,854
Payments on notes payable	(500)	(8,189)	(4,300)
Proceeds from line of credit	31,463	7,500	56,916
Payments on line of credit	(3,400)	-	(5,106)
Issuance of common stock	-	-	-
Net cash provided by financing activities	30,842	5,461	203,364

Net (decrease) increase in cash	8,456	(25,074)	9,961
Cash - beginning	1,505	27,273	-
Cash - ending	$9,961	$2,199	$9,961

Supplemental disclosures:
Interest paid	$887	$-	$1,454
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ISSG, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Basis of presentation

The accompanying unaudited consolidated interim financial statements of ISSG, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with ISSG’s audited 2005 annual consolidated financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in ISSG’s 2005 annual consolidated financial statements have been omitted.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to raise additional financing;
•	inability to locate potential mergers and acquisitions within the financial services industry;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Plan of Operation

OVERVIEW AND OUTLOOK

We were originally incorporated in Delaware on April 28, 1986 under the name Art World Industries, Inc. On August 6, 2002, we changed our name to ISSG, Inc. On March 9, 2004, we completed the acquisition of Dial-A-Cup Corporation, a New York Corporation, whereby we issued 10,000,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of Dial-A-Cup. Dial-A-Cup remained as our wholly owned subsidiary. On June 2, 2005, we completed a merger with Rub Investments Ltd., a company reporting under the Exchange Act. Following the merger, in accordance with Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we were the successor issuer to Rub for reporting purposes under the Exchange Act.

Through our wholly-owned subsidiary Dial-A-Cup Corporation, we have developed a hot water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand. The appliance features a rotating cylinder with six (6) individual compartments, each with its own permanent filter, which allows the user to brew their favorite beverages without the need to purchase special “pouches” or “pods”.

Dial-A-Cup developed the appliance through Advance Plastics (San Diego, CA) and its manufacturing facilities in China. The first prototype was completed in late 2004, and the initial pre-production appliances are currently being manufactured from the recently completed molds for submission for UL approval.

For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $344,471 and $340,474, respectively. At June 30, 2006, we had a working capital deficit of $276,980. As a result of our financial condition, our financial statements for the period ended June 30, 2006 reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

CURRENT OPERATIONS

On April 12, 2006, we executed an Agreement and Plan of Merger by and among ISSG; ISSG Sub Inc. (“Merger Sub”), a Florida corporation and our wholly owned subsidiary, and Advantage Investment Strategies, Inc. (“AIS”), a Florida corporation, whereby at the effective time of the merger, Merger Sub planned to merge into AIS with AIS as the surviving corporation (and a wholly owned subsidiary of ISSG). On July 17, 2006, the respective Boards of Directors determined that the proposed merger of ISSG Sub with and into AIS pursuant to the April 12, 2006 merger agreement was no longer consistent with, and in furtherance of, their respective business strategies and goals. Therefore, the merger agreement was terminated.

Although the agreement with Advantage Investment Strategies was terminated, ISSG intends to locate potential acquisitions of private companies in the financial services industry in the upcoming quarters. In connection with our plan, we have entered into several non-binding letters of intent to acquire businesses upon the successful completion of an equity financing. In addition, we filed a preliminary proxy on August 3, 2006 to notice our annual shareholders meeting, wherein we have asked our shareholders to approve an amendment to change our name to Rubicon Financial Services. Following completion of the acquisitions, if ever, we plan to spin-off our current wholly-owned operating subsidiary, Dial-A-Cup, to ISSG’s shareholders on a pro-rata basis. However, until we have completed these acquisitions of a financial service company, we will continue to maintain our original business plan through our subsidiary, Dial-A-Cup.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has been stalled by our lack of cash. Under our current plan of operation with Dial-A-Cup we would be required to generate or raise at least $115,000 (minimal cash requirement) to continue in operation for the next 12 months. Subsequent to the closing of our second quarter and in anticipation of pursuing opportunities in the financial services industry, we have initiated a private placement to raise up to $5 million. At the time of this filing we have not raised any funds under this private placement.

Additionally, in order to obtain cash resources, we entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. The credit facility is personally guaranteed by an officer and our majority stockholder. As of June 30, 2006, the outstanding balance under the credit facility was $51,811.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation with Dial-A-Cup or in the financial services industry, if and when we enter into that line of business.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

In addition to our officers and directors we have 2 employees. We are dependent upon Terence Davis, President and Director of the Company and our other Directors, Brad Bunch, James Udel and Craig Triance. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence under Dial-A-Cup or as we expand into a new line of business.

As a result of the termination with Advantage Investment Strategies, our current officers and directors will not be resigning as previously disclosed. Furthermore, we have filed a preliminary proxy announcing a shareholders meeting, whereby all the current board of directors have been nominated plus an additional nomination of Mr. Joseph Mangiapane, Jr. We anticipate the meeting to be held sometime in the third quarter of 2006.

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

The following table summarizes current assets, liabilities and working capital at June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$9,961	$1,505	$8,456	562%

Current Liabilities	$286,941	$249,683	$37,258	15%

Working Capital (Deficit)	$(276,980)	$(248,178)	$28,802	12%

On February 25, 2005, we entered into a business line of credit with a bank for a maximum of $45,000, plus an additional $6,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum.

To date, our operations have been primarily funded by the sole officer of Dial-A-Cup. As of June 30, 2006, total amounts owed in principal and interest to this officer was $182,526. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the six months ended June 30, 2006 and 2005, $7,716 and $7,550, respectively, of interest expense has been recorded related to the note. As we expand our activities, we expect to continue to experience net negative cash flows from operations, pending receipt of sales revenues.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations or planned expansion. Accordingly, we intend to seek additional funding for operations through equity offerings, financings, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to us or our shareholders.

Furthermore, we anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred accumulated net losses of $1,038,480 from April 24, 2002 (inception) through the period ended June 30, 2006 and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. Management has plans to fund operations through equity offerings, financings, mergers, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to ISSG or its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Risks Relating To Our Business and Marketplace

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2006. In that event we would need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

Our company has no operating history in the financial services industry and there can be no assurance that we will be successful in the entry into the industry or that we will be able to develop our business plan to integrate intended new line of business.

Our proposed operations are subject to all of the risks inherent in the establishment of a new business, including licensing risks, insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the financial services industry makes it impossible to predict whether or not the company will operate profitably if it is able to successfully enter such industry. While we intend to bring on management and/or directors that are familiar with this industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this new line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.

We may not be successful in executing or integrating in potential acquisitions of companies involved in the financial services industry.

At the time of this filing, we have only executed non-binding letters of intent to acquire businesses involved in the financial services industry. However, if and when we complete final acquisition agreements, there can be no assurance that these acquisitions will be successfully integrated and may materially adversely affect our business. Some potential risks in acquiring other companies are: difficulties in integrating operations; diversion of management’s attention from daily operations; management’s experience in the acquired industries; and increased costs of restructuring and related expenses. Failure to manage and address these mentioned risks could harm our business.

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

Risks Relating To Our Common Stock

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Terence Davis, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Davis, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2. Changes in Securities

None.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on 8-K.

a)	Exhibits

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
10.1

Agreement and Plan of Merger Between ISSG, Inc. and Advantage Investment Strategies, Inc. (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on April 18, 2006, and incorporated herein by reference)

10.2

Termination Agreement Between ISSG, Inc. and Advantage Investment Strategies, Inc. (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2006, and incorporated herein by reference)

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

Form 8-K filed on July 20, 2006 – Item 1.02 Termination of a Material Definitive Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISSG, INC.

(Registrant)

By:/s/ Terence Davis

Terence Davis, Chief Executive Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: August 21, 2006