Form 10QSB
period 2006-09-30
RUBICON FINANCIAL INC
filed 2006-11-20
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

RUBICON FINANCIAL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19200 Von Karman Avenue

Suite 350

Irvine, California 92612

(Address of principal executive offices)

(949) 798-7220

(Issuer’s telephone number)

ISSG, INC. 5715 Lemona Avenue, Van Nuys, CA 91411

(Former name, former address and former fiscal year, if changed since last report.)

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2006, was 10,737,773 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash	$182,504	$1,505
Note receivable	20,000	-
Accrued interest receivable	28	-
Total Current Assets	202,532	1,505

Total Assets	$202,532	$1,505

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$60,796	$53,905
Accrued interest – related party	34,932	23,256
Note payable	61,052	23,748
Note payable - related party	156,014	148,774
Total Current Liabilities	312,794	249,683

Stockholders' Deficit:
Common stock, $0.001 par value, 50,000,000
shares authorized, 10,837,773 and 10,737,773 shares issued and
Outstanding as of September 30, 2006 and December 31, 2005	10,838	10,739
Additional paid-in capital	1,004,912	642,261
(Deficit) accumulated during development stage	(1,126,012)	(901,178)
	(110,262)	(248,178)

	$202,532	$1,505

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ending September 30, 2006 and 2005

and For the Period April 24, 2002 (Inception) to September 30, 2006

(unaudited)

					April 24, 2002
	For the three months ended		For the nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses:
Amortization expense	-	-	-	-	1,020
Consulting	-	-	-	-	39,000
Research and development	-	-	-	-	123,500
Impairment loss	-	-	-	22,500	22,500
Professional fees	24,000	-	41,450	-	102,021
Donated rent - related party	4,250	4,250	12,750	12,750	66,750
Donated services - related party	50,000	50,000	150,000	150,000	700,000
General and administrative expenses	4,068	16,369	6,817	75,239	33,502
Total expenses	82,318	70,619	211,017	260,489	1,088,293

Net operating (loss)	(82,318)	(70,619)	(211,017)	(260,489)	(1,088,293)

Other income (expense):
Interest expense	(3,057)	(4,006)	(2,170)	(263)	(2,923)
Interest expense - related party	(3,959)	-	(11,675)	(11,294)	(34,931)
Interest income	28	-	28	-	135
Total other income	(6,988)	(4,006)	(13,817)	(11,557)	(37,719)

Net (loss)	$(89,306)	$(74,625)	$(224,834)	$(272,046)	$(1,126,012)

Weighted average number of
common shares outstanding - basic and fully diluted	10,779,077	10,739,773	10,751,692	10,626,254

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ending September 30, 2006 and 2005

and For the Period April 24, 2002 (Inception) to September 30, 2006

(unaudited)

			April 24, 2002
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(224,834)	$(272,046)	$(1,126,012)
Amortization expense	-	-	1,395
Impairment expense	-	22,500	22,500
Founders shares	-	-	10,000
Donated services	150,000	150,000	700,000
Donated rent	12,750	12,750	66,750
Shares issued for services	-	39,000	39,000
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Accrued interest receivable	(28)	-	(28)
Accounts payable	6,891	9,700	60,796
Accrued liabilities	-	(18,839)	-
Accrued interest payable	-	-	363
Accrued interest - related party	11,676	11,292	34,932
Net cash (used) by operating activities	(43,545)	(45,643)	(190,304)

Cash flows from investing activities
Purchase of intangible assets	-	-	(23,895)
Proceeds for notes receivable	(20,000)	-	(20,000)
Net cash (used) by investing activities	(20,000)	-	(43,895)

Cash flows from financing activities
Proceeds from notes payable	5,000	-	5,000
Payments on notes payable	-	-	-
Proceeds from notes payable – related party	8,640	6,150	161,214
Payments on notes payable – related party	(1,400)	-	(5,200)
Proceeds from line of credit	42,119	14,700	66,900
Payments on line of credit	(9,815)	(1,922)	(11,211)
Issuance of common stock	200,000	-	200,000
Net cash provided by financing activities	244,544	18,928	416,703

Net (decrease) increase in cash	180,999	(26,715)	182,504
Cash – beginning	1,505	27,273	-
Cash – ending	$182,504	$558	$182,504

Supplemental disclosures:
Interest paid	$2,539	$-	$3,106
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Basis of presentation

The accompanying unaudited consolidated interim financial statements of Rubicon Financial Incorporated (RBCF) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with RBCF’s audited 2005 annual consolidated financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures required in RBCF’s 2005 annual consolidated financial statements have been omitted.

Note 2 – Summary of significant accounting policies

Concentration of credit risk for cash deposits

Financial instruments that potentially subject RBCF to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2006, RBCF had approximately $80,000 in excess of FDIC insured limits.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3 – Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For RBCF to continue as a going concern it must seek additional sources of capital, and it must attain future profitable operations. RBCF is currently initiating its business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Notes receivable

On September 22, 2006, RBCF loaned an individual $20,000. The note receivable bears interest at 6% per annum. The entire balance of principal and interest is due on January 1, 2007. As of September 30, 2006, the balance of accrued interest receivable was $28.

Rubicon Financial Incorporated

(formerly ISSG, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 5 – Notes payable

Short-term debt consists of the following at September 30, 2006:

September 30, 2006
Overdraft line of credit to the bank for $10,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 14.25%	$ 5,619

Business line of credit to the bank for $45,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 8.75%	45,493

Business line of credit to the bank for $5,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 9.75%	4,940

Demand note payable, unsecured, 0% interest	5,000

$ 61,052

Interest expense for the nine months ended September 30, 2006 and 2005 was $2,170 and $263, respectively.

Note 6 – Stockholders’ (Deficit)

On August 24, 2006, RBCF issued a total of 100,000 shares of its $0.001 par value common stock and 100,000 Series A Common Stock Purchase Warrants in exchange for cash of $200,000. The shares were issued in October 2006.

Note 7 – Warrants

On August 24, 2006, RBCF issued 100,000 Series A Common Stock Purchase Warrants to an individual in conjunction with equity financing. The 100,000 Series A Common Stock Purchase Warrants gives the holder the right to purchase 100,000 shares of common stock of RBCF for an aggregate purchase price of $300,000 or $3 a share. The aggregate fair value of such warrants totaled $192,628 based on the Black Scholes Merton pricing model using the following estimates: 5% risk free rate, 100% volatility and expected life of the warrants of 3 years. Due to the allocation of the proceeds received from the sale of the common stock and warrants, the fair value of the warrants were $78,204.

Rubicon Financial Incorporated

(formerly ISSG, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2006 and 2005 and changes during the nine months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2004	-	$ 0.00
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at September 30, 2005	-	$ 0.00
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2005	-	$ 0.00
Granted	100,000	$ 3.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at September 30, 2006	100,000	$ 3.00
Options exercisable at September 30, 2005	0	$ 0.00
Options exercisable at September 30, 2006	100,000	$ 3.00

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2006:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 3.00	100,000	2.9	$ 3.00
	100,000	2.9	$ 3.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 3.00	100,000	$ 3.00
	100,000	$ 3.00

Note 8 – Related party transactions

To date, RBCF’s operations have been funded by the sole officer of Dial-A-Cup, our wholly owned subsidiary. As of September 30, 2006, total amounts loaned to RBCF by this officer were $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of ISSG’s beverage dispenser. The note bears interest of 10% per annum and is due on

Rubicon Financial Incorporated

(formerly ISSG, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

demand. During the nine months ended September 30, 2006 and 2005, $11,675 and $11,294 of interest expense has been recorded related to the note, respectively.

For the nine months ended September 30, 2006 and 2005, RBCF recorded $150,000 and $150,000, respectively, in compensation expense reflecting RBCF’s estimate of the fair value of the services of its two officers. These amounts have been reflected in donated capital-related party services on the accompanying consolidated statements of operations and additional paid-in capital on the accompanying consolidated balance sheet.

Due to its limited operations, RBCF has not rented office space. RBCF is currently operating out of the residences of two officers. RBCF has estimated the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. During the nine months ended September 30, 2006 and 2005, RBCF recorded $12,750 and $12,750, respectively, in rent expense reflecting RBCF’s estimate of the fair value of rents in the surrounding area. These amounts have been reflected in rent expense on the accompanying consolidated statements of operations and a corresponding increase in additional paid-in capital on the accompanying consolidated balance sheet.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or default under any material debt agreements;
•	inability to raise additional financing;
•	inability to locate potential mergers and acquisitions within the financial services industry;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Plan of Operation

OVERVIEW AND OUTLOOK

We were originally incorporated in Delaware on April 28, 1986 under the name Art World Industries, Inc. On August 6, 2002, we changed our name to ISSG, Inc. On March 9, 2004, we completed the acquisition of Dial-A-Cup Corporation, a New York Corporation, whereby we issued 10,000,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of Dial-A-Cup. Dial-A-Cup remained as our wholly owned subsidiary. On June 2, 2005, we completed a merger with Rub Investments Ltd., (“Rub”) a company reporting under the Exchange Act. Following the merger, in accordance with Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we were the successor issuer to Rub for reporting purposes under the Exchange Act. On September 6, 2006, we held our annual shareholders meeting and our shareholders approved the amendment to our Certificate on Incorporation to change our corporate name to Rubicon Financial Incorporated (“Rubicon”).

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

For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $344,471 and $340,474, respectively. At September 30, 2006, we had a working capital deficit of $110,262. As a result of our financial condition, our financial statements for the period ended September 30, 2006 reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

CURRENT OPERATIONS

On April 12, 2006, we executed an Agreement and Plan of Merger by and among ISSG; ISSG Sub Inc. (“Merger Sub”), a Florida corporation and our wholly owned subsidiary, and Advantage Investment Strategies, Inc. (“AIS”), a Florida corporation. On July 17, 2006, the respective Boards of Directors determined that the proposed merger of ISSG Sub with and into AIS pursuant to the April 12, 2006 merger agreement was no longer consistent with, and in furtherance of, their respective business strategies and goals. Therefore, the merger agreement was terminated.

Although the agreement with Advantage Investment Strategies was terminated, Rubicon intends to locate potential acquisitions of private companies in the financial services industry in the upcoming quarters. In connection with our plan, we have entered into several non-binding letters of intent to acquire businesses upon the successful completion of an equity financing. Following completion of the acquisitions, if ever, we plan to spin-off our current wholly-owned operating subsidiary, Dial-A-Cup, to Rubicon’s shareholders on a pro-rata basis. However, until we have completed an acquisition of a financial service company, we will continue to maintain our original business plan through our subsidiary, Dial-A-Cup.

On September 6, 2006, we held our annual shareholders’ meeting in which we changed our corporate name to Rubicon Financial Incorporated and elected a new member to our board of directors. The shareholders elected Joseph Mangiapane, Jr. as a director and immediately following the shareholders meeting, the board of directors appointed Mr. Mangiapane as the Chief Executive Officer. Mr. Mangiapane’s father is the sole officer and director of Dial-A-Cup, a wholly owned subsidiary of the Company.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has been stalled by our lack of cash. Under our current plan of operation with Dial-A-Cup we would be required to generate or raise at least $115,000 (minimal cash requirement) to continue in operation for the next 12 months. During our third quarter and in anticipation of pursuing opportunities in the financial services industry, we initiated a private placement to raise up to $5 million. At the time of this filing we have raised $200,000 and sold 8 units to one investor.

Additionally, in order to obtain cash resources, we entered into two business lines of credit with a bank for a maximum of $50,000, plus an additional $10,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. The credit facility is personally guaranteed by an officer and majority shareholder.

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

Currently, none of the officers work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence under Dial-A-Cup or as we expand into a new line of business.

In addition to our officers and as we expand in the financial services industry, we may hire additional technical, operational and administrative personnel as appropriate. However, in the meantime, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

The following table summarizes current assets, liabilities and working capital at September 30, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$202,532	$1,505	$201,027	13,357%

Current Liabilities	$312,794	$249,683	$63,111	25%

Working Capital (Deficit)	$(110,262)	$(248,178)	$(137,916)	(56%)

In 2005, we entered into two business lines of credit with a bank for a maximum of $50,000, plus an additional $10,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum.

To date, our operations have been primarily funded by the sole officer of Dial-A-Cup. As of September 30, 2006, total amounts owed in principal and interest to this officer was $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the nine months ended September 30, 2006 and 2005, $11,675 and $11,294, respectively, of interest expense has been recorded related to the note. As we expand our activities, we expect to continue to experience net negative cash flows from operations, pending receipt of sales revenues.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations or planned expansion. Accordingly, we began to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to us or our shareholders. During this quarter we raised $200,000 from the sale of 8 units, consisting of restricted stock and series A warrants. We have not closed this offering and have authorized up to 200 units to be sold under this offering.

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

Going Concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For Rubicon to continue as a going concern it must seek additional sources of capital, and it must attain future profitable operations. Rubicon is currently initiating its business plan and is in the process of raising additional capital. The financial statements do not include any adjustments that might be necessary should Rubicon be unable to continue as a going concern.

We have incurred accumulated net losses of $1,126,012 from April 24, 2002 (inception) through the period ended September 30, 2006 and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. Management has plans to fund operations through equity offerings, financings, mergers, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to Rubicon or its shareholders. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2006. In that event, we would need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

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

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital. However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Joseph Mangiapane, Jr., our Chief Executive Officer, and Terence Davis, our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Mangiapane and Mr. Davis, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

Currently we are conducting a private placement of investment units at $25,000 per unit. At the time of this filing we have sold approximately 8 units to 1 accredited investor for approximate proceeds of $200,000. Each unit consists of 12,500 shares of restricted common stock and 12,500 series A warrants to purchase shares of our restricted common stock at $3.00 per share. The shares were issued on October 13, 2006. We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to an accredited investor and did not involve a public offering or general solicitation. The purchaser of the units was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchaser, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The purchaser had the opportunity to speak with our management on several occasions prior to his investment decision.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on September 6, 2006. Business conducted at the meeting included the following proposals:

1.

To elect a new Board of Directors for ISSG to hold office until the next annual Stockholder’s meeting, (current nominations are for Joseph Mangiapane, Jr., Terence Davis, Brad Bunch, James Udel, and Craig Triance);

2.	To amend ISSG’s Certificate of Incorporation to change its corporate name to “Rubicon Financial Incorporated”.
3.	To reaffirm Malone & Bailey, PC* as auditors for the next year;
4.	To transact such other business as may properly come before the Annual meeting or any adjournment or postponement.

* At the time of our shareholders meeting, Malone & Bailey, PC were our current auditors but subsequently we appointed De Joya Griffith & Company, LLC to be our auditors for the year ending December 31, 2006.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on August 1, 2006, were entitled to vote. The number of outstanding shares of common stock at the time was 10,739,573. The required quorum of shareholders was present at the meeting in person or by proxy.

Votes on the election of the new directors were as follows:

Director	For	Against	Abstentions
Joseph Mangiapane, Jr.	10,591,739	0	0
Terence Davis	10,591,739	0	0
Brad Bunch	10,591,739	0	0
James Udel	10,591,739	0	0
Craig Triance	10,591,739	0	0

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on 8-K.

a)	Exhibits

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
3.1(i)(d)

Amendment to Certificate of Incorporation Changing Name from ISSG, Inc. to Rubicon Financial Incorporated (Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on September 8, 2006, and incorporated herein by reference).

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

31.1*	Certification of Joseph Mangiapane, Jr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Terence Davis, Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Joseph Mangiapane, Jr., Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Terence Davis, Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

**	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2005 and incorporated herein by reference
***	Filed as an Exhibit to the Company’s Form 10-KSB, filed with the Commission on April 5, 2006, and incorporated herein by reference

b)	Reports on Form 8-K

Form 8-K filed on July 20, 2006 – Item 1.02 and Item 9.01

Form 8-K filed on September 8, 2006 – Item 5.02; Item 5.03; and Item 9.01

Form 8-K filed on November 1, 2006 – Item 4.01 and Item 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

(Registrant)

By:/s/ Terence Davis
Terence Davis, President
(On Behalf of the Registrant and as Principal Accounting Officer)

Date: November 20, 2006