Form 10KSB
period 2006-12-31
RUBICON FINANCIAL INC
filed 2007-04-02
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

RUBICON FINANCIAL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19200 Von Karman Avenue, Suite 350
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(949) 798-7220

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court, 11th Floor

Newport Beach, CA 92660

(949) 798-5541

Fax (949) 258-5112

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The issuer's revenues for its most recent fiscal year ended December 31, 2006. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 29, 2007 was $3,278,718.60 based on a share value of $1.625.

The number of shares of Common Stock, $0.001 par value, outstanding on March 15, 2007 was 14,437,773 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

?

RUBICON FINANCIAL INCORPORATED

FOR THE YEAR ENDED

DECEMBER 31, 2006

Index to Report

on Form 10-KSB

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to successfully compete in the financial services industry;
•	actions and initiatives taken by both current and potential competitors;
•	inability to raise additional financing for working capital;
•	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures;
•	our ability to recruit and hire key employees; and
•	the other risks and uncertainties detailed in this report.

Please see “Factors That May Affect Our Plan of Operation.”

In this form 10-KSB references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to RUBICON FINANCIAL INCORPORATED and its wholly owned operating subsidiaries, Dial-A-Cup Corporation and Rubicon Financial Insurance Services, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

We were originally incorporated in Delaware on April 28, 1986 under the name Art World Industries, Inc. On August 6, 2002, we changed our name to ISSG, Inc. In addition, on March 9, 2004, we completed the acquisition of a wholly-owned subsidiary, Dial-A-Cup Corporation, a New York Corporation. Further, on June 2, 2005, we completed a merger with Rub Investments Ltd., (“Rub”) a company reporting under the Exchange Act. Following the merger with Rub, in accordance with Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we were the successor issuer to Rub for reporting purposes under the Exchange Act. Lastly, on September 6, 2006, we changed our name to Rubicon Financial Incorporated.

Subsequent to the year-end, on February 1, 2007, we completed the acquisition of our first financial services entity, Rubicon Financial Insurance Services, Inc. (“RFIS”), through a reverse triangular merger. RFIS now operates as one of our wholly-owned subsidiaries.

(b) Business of Issuer

We are a publicly-traded holding company with two operating subsidiaries: (i) Dial-A-Cup, which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand; and (ii) subsequent to the year ended December 31, 2006, RFIS, a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in the State of California.

We intend to locate potential acquisitions of private companies in the financial services industry during the remainder of 2007. In connection with this plan, we have entered into several non-binding letters of intent to acquire private businesses in the financial services industry, as demonstrated by the recent merger with RFIS. We intend to continue to acquire other financial service companies to eventually become a single-source provider of financial bundled services to our clientele, with Rubicon being the holding company of these various financial services entities.

We plan to spin-off Dial-A-Cup to our stockholders on a pro-rata basis during fiscal 2007 after we complete several financial service company acquisitions. However, until we have completed these proposed acquisitions of financial service companies, we will continue to operate Dial-A-Cup in accordance with its original business plan.

FINANCIAL SERVICES

Principal Products and Services and their Markets

In anticipation of focusing on the financial services industry, we have re-located our headquarters to Orange County area of Southern California in order to capitalize on the perceived large and sophisticated customer base located there. The types of financial services we intend to offer are: insurance, both personal and commercial; mortgage and real estate services, both residential and commercial; retail brokerage services; securities market making; online trading; and investment banking for small to midsized companies. Each segment of these services will be an individual licensed entity under the parent holding company and is intended to allow us to become a bundled, single-source, financial services boutique.

Subsequent to the year-ended December 31, 2006, we completed a merger with RFIS, which offers commercial, life, health and personal lines insurance products via top rated insurance providers. RFIS has established relationships with larger preferred insurance carriers as well as general insurance agents in an effort to offer insurance products from a vast array of providers, both preferred and non-standard. RFIS currently is licensed in California and is in the process of obtaining non-resident licensing for Nevada and Arizona. RFIS’ long term goals are to have the capabilities of writing insurance in other parts of the west, southwest, and southeast.

RFIS currently works with Hartford, Travelers, Safeco and First American in an effort to provide personal lines and commercial property and liability policies. RFIS also has multiple relationships with other Property and Casualty Insurers in an effort to diversify its palate of services in the personal and commercial lines of property casualty insurance.

With regards to the life and annuity products, RFIS works with a majority of the largest and most reputable Life Insurance and Annuity companies in the United States. RFIS also provides long-term care insurance, workers compensation as well as disability and group health insurance. RFIS believes it has positioned itself to facilitate the needs of any business or individual needing risk management services.

Distribution Methods and Marketing

When future acquisitions of private financial service companies occur, we anticipate that acting as an independent boutique firm offering multiple financial services will allow us to capitalize on a cross-marketing strategy between our financial service affiliates and internal referrals. Furthermore, we intend to provide the various product offerings to clients with the ability to gather all the assets and financial service needs of clients to customize their specific needs.

We completed one of these anticipated mergers with RFIS subsequent to the year-end. RFIS markets its services to other financial services companies by implementing the “Innovative Insurance Integration” (i3) marketing plan. RFIS has targeted the real estate and funding sector, individual tax accountants, tax attorneys, stockbrokers and investment banking firms. RFIS will integrate its insurance products into the services offered by these companies, to effectively bundle the two products together.

By implementing the “i3” marketing approach, RFIS hopes to become the preferred outlet for insurance services for all of its referral partners. With regards to the mortgage and real estate sector, RFIS is able to provide new homebuyers and clients refinancing loans with homeowner’s, automobile and life insurance products. When working with tax attorneys and tax accountants, RFIS can implement life insurance and annuities that will compliment existing retirement plans and create tax advantages for their clients. RFIS currently partners with securities brokers to provide insurance products necessary for the broker to achieve their client’s goals, such as term and universal life insurance, annuities, and long term care insurance. Finally, investment banking firms can work with RFIS to provide directors and officers insurance, errors and omissions insurance, and key man insurance for their corporate clientele.

RFIS has established relationships with referral partners in each of the sectors described above and has been able to develop proprietary methods of acquiring and communicating referral information with its partners. RFIS hopes that as it becomes known for its reputation and service, the referral sources will continue to expand and RFIS will be able to add new referring partners to its resources.

Competition

Our primary competitors will be local and regional banks that provide similar comprehensive financial services. However, typically our competitors focus on the commercial banking side of their business and there does not appear to be many companies of our intended size that offer the vast array of proposed products and services. Additionally, there are large institutional investors such as Wachovia, E-Trade, and Charles Schwab that may offer similar comprehensive financial services and they will have a significant existing advantage as a result of much greater financial resources, better known brand name recognition, and reputation.

The insurance industry in which RFIS operates is a highly competitive marketplace. Customers have the freedom to shop their insurance portfolio at every renewal. RFIS believes however, that by integrating their policies with other financial services, clientele retention will be at a higher rate.

Dependence on one or a few major customers

Subsequent to year-end, we acquired RFIS, which caters to the insurance industry. RFIS has dozens of referral partners in each financial services sector and even more individual clients within each of those sub-sectors. RFIS does not expect there to be a dependence on one or few major customers as a result of having multiple referral partners from varied financial markets. Having a diversified client base will hopefully create a defense against an unexpected downturn in any one referring market.

Governmental Approval and Regulation

Currently, we are subject to all of the government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses. As we expand operations into the financial services industries, additional government regulations may be applicable.

With regards to Rubicon’s recent merger with RFIS, it will be regulated by the California Department of Insurance. California also regulates such matters as the licensing of sales personnel and the marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contract holders and policyholders.  Financial regulation of RFIS is extensive, and any financial and intercompany transactions between RFIS and any of our potential other subsidiaries (such as intercompany dividends, capital contributions and investment activity) may be subject to pre-notification and continuing evaluation by the California Department of Insurance.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, and the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance policy.  Adoption of any new federal regulation in any of these areas could potentially have an adverse effect upon RFIS.  Also, recent federal legislative proposals aimed at the promotion of tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Accounts may adversely impact RFIS’s sales of annuity and life insurance products if enacted.

DIAL-A-CUP

Principal Products and Services and their Markets

At year-end December 31, 2006, the only product we had was our rotating cylinder appliance of six individual compartments that allows one fresh cup of coffee, tea, hot chocolate, soup, etc to be brewed with each compartment having its own permanent filter. Dial-A-Cup developed the appliance through Advance Plastics (San Diego, CA) and its manufacturing facilities in China. The first prototype was completed in late 2004, and the initial pre-production appliances are currently being manufactured from the recently completed molds for submission for UL approval. There are no anticipated problems and UL approval is anticipated in the second quarter of 2007.

Distribution Methods and Marketing

There is a wide and varied customer base for beverage systems. Initial marketing will be to small businesses nationwide through the use of established national distributors, followed by introduction to the consumer via television through the consumer home shopping networks followed by sales to national retailers.

The on-demand coffee systems currently being marketed have met with poor sales because they require the use of the manufacturers “coffee pods” which are expensive and limited in selection. The Dial-A-Cup appliance is designed to allow the customer to continue to use the brand of coffee, or other beverage, they currently use in their drip coffee pots. Dial-A-Cup plans to market its own private label custom blended coffee for its appliance and recently Dial-A-Cup has engaged in discussions with a major coffee company, which may allow Dial-A-Cup to offer a greater selection of blends at a consumer friendly price.

Competition

Although we have not commenced any significant operations with our on-demand coffee systems, we believe we offer a unique product that does not have any direct competitors. However, we indirectly compete with dispensed coffee manufacturers, coffee shops, coffee or drinks sales, and more generally the beverage industry as a whole. Most of these competitors will have more financial resources and better known brand recognition and reputations than we do.

Intellectual Property

Dial-A-Cup is a trademarked name, and has been issued two (2) U.S. Patents to date, and has one (1) patent pending.

Cost of Research and Development

Over the past two fiscal years, Dial-A-Cup’s founders have invested in excess of $160,000 on product research and development.

PERSONNEL

At year-end December 31, 2006 we did not have any full time employees. However, subsequent to the year-end and as a result of our recent merger with RFIS, we signed employment agreements with our Chief Executive Officer, Chief Financial Officer, Executive Vice-President of Business Development and RFIS’ President. Furthermore, as a result of the recent merger with RFIS, RFIS has 4 full time agents and 1 administrative person. In addition to our officers and as we expand in the financial services industry, we intend to hire additional technical, operational and administrative personnel as appropriate. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

ITEM 2. DESCRIPTION OF PROPERTY

For most of fiscal 2006, we operated our limited operations out of the residences of two officers. We estimated the fair value of rents contributed by these officers to be $17,000 for fiscal 2006 using an estimated market price of rent for office space in surrounding areas. Towards the end of fiscal 2006, we established our corporate headquarters at 19200 Von Karman Avenue, Suite 350, Irvine, California 92612. Our Chief Executive Officer subleases the facilities to us and we have a lease term from January 1, 2007 to September 30, 2008. We lease approximately 2,800 square feet at approximately $7,551 a month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on September 6, 2006. Business conducted at the meeting included the following proposals:

1.	To elect a new board of directors to hold office until the next annual Stockholder’s meeting, (nominations were for Joseph Mangiapane, Jr., Terence Davis, Brad Bunch, James Udel, and Craig Triance);
2.	To amend our Certificate of Incorporation to change our corporate name to “Rubicon Financial Incorporated”.
3.	To reaffirm our auditors for the next year;
4.	To transact such other business as may properly have come before the Annual meeting or any adjournment or postponement.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on August 1, 2006, were entitled to vote. The number of outstanding shares of common stock at the time was 10,739,573. The required quorum of stockholders was present at the meeting in person or by proxy.

Votes on the election of the new directors were as follows:

Director	For	Against	Abstentions
Joseph Mangiapane, Jr.	10,591,739	0	0

Terence Davis	10,591,739	0	0
Brad Bunch	10,591,739	0	0
James Udel	10,591,739	0	0
Craig Triance	10,591,739	0	0

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information

Our Common Stock was approved for trading on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) under the symbol ISGI on December 28, 2005. As a result of our name change in September 2006 to Rubicon Financial Incorporated, our trading symbol changed to RBCF. Prior to December 28, 2005, our common stock traded on the “pink sheets”. Our common stock has traded infrequently on both the OTC:BB and the “pink sheets”, which severely limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the fiscal year 2006. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2006
	High	Low
1st Quarter	$2.15	$0.00
2nd Quarter	$3.25	$1.55
3rd Quarter	$2.90	$1.80
4th Quarter	$6.75	$1.50

The information for the fiscal year 2005 was provided by our management, through the utilization of historic quotes provided through gsionline.com. Our management compiled the following table disclosing our stock prices and sales from January 1, 2005 through December 31, 2005.

DATE	OPEN	HIGH	LOW	CLOSING	VOLUME
12/13/2005	0.6	0.6	0.6	0.6	1100
11/30/2005	0.6	0.6	0.6	0.6	100
11/28/2005	0.6	0.6	0.6	0.6	325
11/2/2005	1.02	1.02	1.02	0.7	4283
10/28/2005	1.01	1.01	1.01	1.01	1100
10/5/2005	0.6	0.6	0.6	0.6	3000
9/23/2005	0.6	0.6	0.6	0.6	100
8/29/2005	0.51	0.51	0.51	0.51	1541
5/19/2005	0.15	0.15	0.15	0.15	1491
4/5/2005	0.12	0.12	0.12	0.12	1666

(b) Holders of Common Stock

As of March 15, 2007, there were approximately 393 holders of record of our Common Stock and 14,437,773 shares outstanding. As of March 15, 2007, the closing price of our shares of common stock was $1.25 per share.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006 we did not maintain any equity compensation plans. However, subsequent to the year ended December 31, 2006, we adopted the 2007 Stock Option Plan, which authorizes up to 2,500,000 shares to be granted pursuant to this plan for up to 10 years. Our stockholders as of the date of this report have not approved the Stock Option Plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, we conducted a private placement of investment units at $25,000 per unit and sold approximately 8 units to 1 accredited investor for approximate proceeds of $200,000. Each unit consisted of 12,500 shares of restricted common stock and 12,500 series A warrants to purchase shares of our restricted common stock at $3.00 per share. The shares were issued on October 13, 2006.

As of December 20, 2006, we sold a total of 1,000,000 shares of our restricted common stock to two accredited investors (500,000 shares, respectively) at a price of $2.00 per share for a total of $2,000,000. On December 18, 2006, we issued 500,000 shares to one of the investors and on January 29, 2007 we issued the remaining 500,000 shares. In connection with the sale, we agreed to pay Hudson Capital Corporation a cash fee of $150,000 and issued Hudson Capital Corporation 75,000 shares of our restricted common stock on January 29, 2007.

We believe that the sale of the units and shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units and shares were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units and shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decisions, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the units and shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decisions.

Subsequent Issuances

On February 1, 2007, we agreed to issue up to 50,000 shares of our common stock pursuant to an employment agreement with Mr. Michael Sederoff, our chief financial officer. Upon the signing of the agreement, we agreed to issue 25,000 shares immediately and the remaining 25,000 shares will be earned over the term of the agreement. On February 6, 2007, we issued the first 25,000 shares of common stock to Mr. Sederoff.

Pursuant to the merger agreement with RFIS on February 1, 2007, we agreed to issue 50,000 shares of our restricted common stock in exchange for 100% of the outstanding securities of RFIS at the date of closing. On February 6, 2007, we issued the 50,000 shares of common stock to Todd Torneo, the then sole stockholder of RFIS.

On February 6, 2007, we issued 5,000 shares of our restricted common stock to an employee for services.

On March 1, 2007, we agreed to issue 2,300,000 shares of our restricted common stock pursuant to an employment agreement with Mr. Thomas Jandt, our executive vice president of business development. Mr. Jandt elected to have the shares issued to his nominee PCG Investments, LLC.

On March 1, 2007, we authorized the issuance of 50,000 shares of our restricted common stock to Stoecklein Law Group (legal services) and 50,000 shares of our restricted common stock to Accuity Financial Services (accounting services) pursuant to engagement letters for services.

On March 3, 2007, we authorized the issuance of 2,500 shares of our restricted common stock to each of our five directors as consideration for their services. Additionally, we authorized the issuance of 7,500 shares of our restricted common stock to four of the directors, Mr. Davis, Mr. Udel, Mr. Bunch, and Mr. Triance, as compensation for services.

On March 6, 2007, we authorized the issuance of 2,500 shares of our restricted common stock to our recently appointed director, Suzanne Herring as compensation for her services.

We believe that the issuance of shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, who are our consultants, employees, officers and/or directors, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Options Granted

On January 1, 2007, we granted options to purchase 500,000 shares of our common stock pursuant to the employment agreement with Joseph Mangiapane, Jr., our chief executive officer. The options have an exercise price of $1.00 and exercisable for a period of 5 years. Further, the options vested and became exercisable immediately.

On February 1, 2007, we authorized the issuance of up to 300,000 options pursuant to the employment agreement between RFIS, its newly acquired wholly-owned subsidiary, and Todd Torneo over a three year period. The options will vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. The options have an exercise price of $2.45 and are exercisable for a five-year period.

We believe that the issuance of options was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The options were issued directly by us and did not involve a public offering or general solicitation. The recipients of the options were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to receiving the options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

Rubicon did not repurchase any of its equity securities during the years ended December 31, 2006 or 2005.

ITEM 6.	PLAN OF OPERATION

We are a publicly-traded holding company with two operating subsidiaries: (i) Dial-A-Cup, which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand; and (ii) subsequent to the year ended December 31, 2006, RFIS, a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in the State of California. In addition, we have expanded our business plan to locating potential acquisitions of private companies in the financial services industry, as demonstrated by the recent merger with RFIS. In addition to the RFIS merger, we have entered into several other non-binding letters of intent to acquire additional businesses in the financial services industry. We intend to continue to acquire other financial service companies to eventually become a single-source provider of financial services to our clientele, with Rubicon being the holding company of these various financial services entities.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital. During the second half of 2006 we raised $1,200,000 through two private placement offerings. We believe these funds will help progress our move into the financial services industry and will assist in potential mergers and acquisitions of financial services entities.

In the past, in order to obtain cash resources, we have entered into two business lines of credit with a bank for a maximum of $50,000, plus an additional $10,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation with Dial-A-Cup or in the financial services industry.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

In the past none of our officers worked full time but rather devoted whatever time was necessary for them to assist in our operations. Subsequent to year-end, we entered into full-time employment agreements with three of our executive officers; Joseph Mangiapane, Jr. (CEO), Michael Sederoff (COO/CFO), and Thomas Jandt (EVP of Business Development). Further, as a result of the recent merger with RFIS, we entered into an employment agreement with RFIS’ President, Todd Torneo.

We may need to hire full time operational staff as, if and when, operations commence under Dial-A-Cup. Additionally, as we expand in the financial services industry, we may hire additional technical, operational and administrative personnel as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at December 31, 2006 compared to December 31, 2005.

	December 31, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$1,921,450	$1,505	$1,919,945	127,571%

Current Liabilities	$365,138	$249,683	$115,455	46%

Working Capital (Deficit)	$1,556,312	$(248,178)	$1,804,490	727%

In 2005, we entered into two business lines of credit with a bank for a maximum of $50,000, plus an additional $10,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum.

Prior to the financings at the end of 2006, the sole officer of Dial-A-Cup primarily funded our operations. As of December 31, 2006, total amounts owed in principal and interest to this officer was $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the years ended December 31, 2006 and 2005, we recorded $15,634 and $15,068, respectively, of interest expense related to the note. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues.

During the last half of 2006, we conducted two private placements and raised $1,200,000. We believe the capital raised and anticipated funds from recently acquired operations will be sufficient to sustain operations for fiscal 2007. However, we may need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

As we continue to expand in the financial services industry, we anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We are currently a developmental stage company and have not recognized any revenues to date. We will recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured. We will primarily derive our revenues from the sales of our beverage dispenser and from anticipated financial service related fees, such as commissions.

Fair Value of Officer and Stockholder Transactions: In accordance with Staff Accounting Bulletin (“SAB”) No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” we estimate and record the fair value of expenses contributed to us by our officers and stockholders. Significant expenses contributed by officers and stockholders during the periods presented in this report consist of office space and services. We assess the fair value of these services and record an expense to operations with a corresponding credit to additional paid-in capital.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Risks Relating To Our Business and Marketplace

We are a development stage company and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were previously in the business of designing and developing a hot beverage dispenser, but we have recently focused on developing a business in the financial services industry. We have yet to generate significant revenues from operations and have been focused on organizational, start-up, and market analysis activities. Although we have completed one acquisition, received two patents and one additional patent pending, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. In addition to the hot beverage dispenser, we are pursuing the financial services industry, which is a completely new line of business and there is no guarantee that our business operations will prove to be successful or that it will be profitable.

We have no operating history in the financial services industry and there can be no assurance that we will be successful in this industry.

Our proposed operations are subject to all of the risks inherent in the establishment of a new business, including licensing risks, insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the financial services industry makes it impossible to predict whether or not we will operate profitably in the industry. While we have brought on management that is familiar with this industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this new line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business strategy.

We may not complete all of our proposed acquisitions, and even if we do, these acquired companies have not operated as a combined entity and are not fully integrated, and we may not be able to integrate them successfully.

At the time of this filing, we have completed one merger with Rubicon Financial Insurance Services, Inc. and have executed non-binding letters of intent to acquire businesses involved in the financial services industry. Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations. We may not be able to complete all of these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provide the required audited financial statements.

Further, even if we are able to successfully complete all of these proposed acquisitions, the companies to be acquired have been operated as separate independent entities to date, and we may not be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis. Our management group has only recently been assembled and may not be able to manage the combined entity effectively or to successfully implement our operating strategies. Any inability to integrate acquired companies successfully would have a material adverse effect on our business, financial condition and results of operations.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations beyond fiscal 2007. Therefore, we may need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

We may not be able to retain our key personnel or hire the personnel we need to sustain and grow our business.

We face intense competition for qualified employees from businesses in the financial services industry. Our performance is highly dependent upon our ability to attract, retain, and motivate highly skilled, talented employees. These professionals are regularly recruited by other firms and may choose to change firms, in which case their clients may choose to move their clients and assets. Given our relatively small size compared to some of our anticipated competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition.

Access to funds is essential to our anticipated business of financial services. In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to make acquisitions and other investments. Our access to funding sources could be hindered by many factors. Those factors that are specific to our anticipated line of business include the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects if we incur large trading losses or legal liabilities or if the level of our business activity decreases due to a market downturn. Similarly, our access may be impaired if regulatory authorities take significant action against us, or if our employees engage in material unauthorized or illegal activity.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Malone & Bailey, PC to De Joya Griffith & Company, LLC.

On October 31, 2006, we dismissed Malone & Bailey, PC as our independent auditor and appointed De Joya Griffith & Company, LLC, as our independent accountants for the interim period ended September 30, 2006 and the year ended December 31, 2006. This change in accountants was recommended and approved by our executive management and the board of directors. We engaged De Joya Griffith & Company, LLC on October 31, 2006. During the most recent two fiscal years and the portion of time preceding the decision to engage De Joya Griffith & Company, LLC, we did not nor did anyone engaged on our behalf consult with De Joya Griffith & Company, LLC regarding (i) either the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(10(iv) of Regulation S-B) or a reportable event.

The audit reports issued by Malone & Bailey, PC with respect to our financial statements for the fiscal year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principals, except that Malone & Bailey PC’s report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From August 8, 2005 through the date of Malone & Bailey PC’s dismissal, there were no disagreements between us and Malone & Bailey PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, PC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Malone & Bailey, PC, as our independent accountants.

De Joya Griffith & Company, LLC to Weaver & Martin, LLC.

On January 15, 2007, we dismissed De Joya Griffith & Company, LLC as our independent auditor and appointed Weaver & Martin, LLC, as our independent accountants for the year ended December 31, 2006. This is a change in accountants recommended and approved by our executive management and board of directors. Weaver & Martin, LLC were engaged by us on January 15, 2007. During the most recent two fiscal years and the portion of time preceding the decision to engage Weaver & Martin, LLC, we did not nor did anyone engaged on our behalf consult with Weaver & Martin, LLC regarding (i) either the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(10(iv) of Regulation S-B) or a reportable event.

No audit reports were issued by De Joya Griffith & Company, LLC with respect to our financial statements for any fiscal years. From October 31, 2006, through the date of De Joya Griffith & Company, LLC’s dismissal, there were no disagreements between us and De Joya Griffith & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Joya Griffith & Company, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by De Joya Griffith & Company, LLC, as our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Joseph Mangiapane, Jr., our chief executive officer, and Terence Davis, our principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. Mangiapane and Mr. Davis, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Title
Terence Davis	59	President and Director
Joseph Mangiapane, Jr. (1)	41	Chief Executive Officer and Director
Michael Sederoff (2)	53	Chief Operating Officer and Chief Financial Officer
Thomas Jandt (3)	37	Executive Vice President of Business Development
Brad Bunch	63	Director
James Udel	47	Director
Craig Triance	45	Director
Suzanne Herring (4)	42	Director

(1)

Mr. Mangiapane was elected as a director on September 6, 2006 at the annual stockholders’ meeting. Following the stockholders meeting, Mr. Mangiapane was appointed as Rubicon’s Chief Executive Officer.

(2)	Mr. Sederoff was appointed as Rubicon’s Chief Operating Officer and Chief Financial Officer on February 1, 2007.
(3)	Subsequent to the year-end, an employment agreement was signed with Mr. Thomas Jandt to serve as Rubicon’s Executive Vice President of Business Development.
(4)	Subsequent to the year-end, Ms. Herring was appointed to the board of directors. Ms. Herring will also serve on our newly established Audit Committee.

Terence A. Davis, 59, is President and a Director of Rubicon Financial since February 2004 and serves on its Governance, Compensation and Nominating Committee and is Chairman of its Audit Committee. Mr. Davis is a Director and Secretary of Rubicon Financial Insurance Services, Inc. Mr. Davis owned and operated Golden Saw Construction from 1986 to 2004. From 1991 through 1997 Mr. Davis served as President and a Director of InvestAmerica, Inc., a Nevada company. He has degrees in Business Administration and Accounting from Oklahoma State.

Joseph Mangiapane, Jr., 41, is Chief Executive Officer and a Director of Rubicon Financial since September 2006. Mr. Mangiapane was a senior registered options principal, compliance registered options principal, and a registered representative with Advantage Investment Strategies, Inc., and a NASD registered broker/dealer from 2005 to 2007. From 2000 to 2004, Mr. Mangiapane owned and managed a restaurant in Orange County, California. From 1992 to 2000, Mr. Mangiapane was a stockholder, senior registered options principal, compliance registered options principal, and a registered representative with Tradeway Securities Group in Irvine, California. From 1987 to 1989, Mr. Mangiapane was an investment banker and senior institutional trader with Paine Webber’s Sexton Group, and from 1986 to 1987, he was an investment banker with the Sexton Group, then a part of Drexel Burnham Lambert. Mr. Mangiapane’s father is an officer and director of Dial-A-Cup, a wholly owned subsidiary of the Company.

Michael Sederoff, 53, is Chief Operating Officer and Chief Financial Officer of Rubicon Financial since February 2007 and serves as its Secretary. Mr. Sederoff is the Chief Operating Officer and a Director and the Secretary of Rubicon Financial Insurance Services, Inc. Mr. Sederoff has over 25 years in financial and operating experience, predominantly in the real estate, mortgage brokering, insurance and high tech industries. Prior to joining Rubicon, Mr. Sederoff worked at Security Pacific Financial as their Chief Financial Officer from 2001 through January 2007. Additionally, Mr. Sederoff has held senior executive positions at TRW, Inc., Nortel, Inc. and Sony Electronics. Furthermore, he has held the positions of Executive Vice President, Chief Financial Officer, and Chief Operating Officer of three publicly traded corporations. Mr. Sederoff is a graduate of McGill University with a Bachelor of Commerce degree in Accounting/Finance and Masters Degree in Business Administration in Finance and Computer Science. Mr. Sederoff is a Certified Management Accountant.

Thomas E. Jandt, 37, is Executive Vice President of Business Development of Rubicon Financial since March 2007. Mr. Jandt has over 14 years experience in the financial services markets, serving as an officer, director and manager for corporations in the equity markets and is currently licensed as a stockbroker and investment banker.  Prior to joining Rubicon, Mr. Jandt was the founder and head of Investment Banking of The Private Client Group, established in 1995, offering securities through Tradeway Securities Group, Inc. Mr. Jandt currently operates The Private Client Group as CEO, now offering securities through Advantage Investment Strategies, Inc. The Private Client Group has successfully managed over $400 million dollars in assets over the past 10 years and has raised over $56 million dollars of investment capital through its investor network. Additionally, Mr. Jandt is the Founder and CEO of Accelerate-Financial, Inc., a business development corporation, which was organized in 2003 for the purpose of assisting businesses with marketing, management and creating an appropriate capital structure for companies seeking financing through capital markets. Mr. Jandt is also the Chairman & Founder of Champions & Heroes, a non-profit 501 c 3 charitable foundation. Mr. Jandt has also served the boards of IPO Protocol.com, Grad Products, Inc., Accelerate-Financial, Inc., PCG Investments, LLC, the Palm Springs Celebrity Golf Classic, Cultural Integration, LLC, Quick Close Loans and U.S. Member Plan. Mr. Jandt is the author of financial editorials, recently published in the Scotsman’s Guide, Best of the Canyons Magazine, Best of Santa Margarita Magazine, Best of Lake Forest Magazine, Best of Mission Viejo Magazine, American Chronicle, California Chronicle and is most famous for his April 1, 2006 article predicting the real estate market crash relating to the adjustable rate mortgage market, which has garnered him much attention and coverage. Mr. Jandt was educated at Cal Poly San Luis Obispo.

Brad L. Bunch, 63, is Chairman of Rubicon Financial since February 2004 and is Chairman of its Governance, Compensation and Nominating Committee. Mr. Bunch received his Juris Doctor from the University of San Diego School of Law in 1969. From 1982 to the present, Mr. Bunch has served as the CEO and Managing Director of Automotive Systems Group, Inc. in Alhambra, California. From 1981 to the present, Mr. Bunch has served as Counsel for the Law Offices of McCollum & Bunch in Fresno, California. The law office deals with all phases of business transactions, mergers and acquisitions, environmental issues, corporate, joint ventures, with emphasis on business solutions.

James Udel, 47, is a Director of Rubicon Financial since February 2004. Mr. Udel received his BA in Photojournalism from Tarrant County College in Ft. Worth, Texas in 1982. Mr. Udel is the owner of Udel Brothers Studios, a photography company since 1985. From 1980 to the present Mr. Udel has worked for Mark Brinbaum Productions in Dallas, Texas. Mr. Udel has shot stills on over 100 commercials, including Six Flags, Dr. Pepper, Pizza Hut, Dallas Cowboys and Ford Motor Company.

Craig Triance, 45, is a Director of Rubicon Financial since February 2004. Mr. Triance received his Juris Doctor from the J.D. Loyola Law School of Los Angeles, California in 1992. From 1995 to the present Mr. Triance has served as the Principal Attorney for the Law Offices of Craig Triance in San Dimas, California. Mr. Triance’s legal background includes civil and probate litigation, estate planning and probate. Mr. Triance has also formed and served as general counsel for several dozen California and Nevada corporations. From 2000 through 2003, Mr. Triance wrote a monthly legal matters column for the San Dimas Community News. He co-founded and operates Cambridge Financial Consultants, LLC, a mortgage company located in El Monte, CA.

Suzanne Herring, 42, is a Director of Rubicon Financial since March 2007 and has agreed to serve on the Audit Committee and act as the Corporations Audit Committee Financial Expert. Ms. Herring has over 19 years of financial, private and public accounting experience. Ms. Herring has worked as an auditor of public and non-public companies and has served as a chief financial officer for multiple businesses. Further, Ms. Herring has a broad individual and corporate taxation background. Since February 2005, Ms. Herring has been president of Accuity Financial Services (f/k/a Opus Pointe), a Las Vegas, Nevada based consulting firm specializing in providing contract CFO services and internal control compliance and implementation to publicly traded small business issuers. From 1995 to present, Ms. Herring has owned and operated American West Financial Services, a Las Vegas, Nevada based financial and taxation consulting firm. From 2003 through 2005, Ms. Herring was an auditor for a Las Vegas, Nevada based CPA firm, Beckstead and Watts, LLP. Prior to joining Beckstead and Watts, Ms. Herring served as the Chief Financial Officer for a Las Vegas, Nevada based commercial development and construction company. From 1993 to 1995, Ms. Herring served as a staff accountant for Piercy, Bowler, Taylor & Kern CPAs, a Las Vegas, Nevada based CPA firm. In addition, Ms. Herring is a member of the American Institute of Certified Public Accountants (AICPA). Ms. Herring majored in accounting and minored in finance at the University of Nevada Las Vegas. Further, Ms. Herring serves as a member of the board of directors of Petrol Oil and Gas, Inc., a 34 Act registered company and serves as the Chief Financial Officer of AFV Solutions, Inc., a 34 Act registered company.

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

None of our executive officers or directors has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of our executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which, is currently pending.

None of our executive officers or directors is the subject of any pending legal proceedings.

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that Messrs. Bunch, Udel and Triance are considered independent Directors in accordance with the director independence standards of the American Stock Exchange, and has determined that none of them has a material relationship with Rubicon which would impair their independence from management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2006.

Audit Committee

As of December 31, 2006, we did not have an Audit Committee. Our board of directors performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

On February 15, 2007, our board of directors enacted an Audit Committee Charter and established an Audit Committee, which will be comprised of at least two directors, one of which will be Terence Davis. The purpose of the Audit Committee is to assist the Board in oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors audit function. Additionally, the Audit Committee will prepare the report, which will be included in our annual report and/or annual proxy statement required by the rules and regulations of the SEC. On March 6, 2007, we appointed Suzanne Herring to serve on the Audit Committee and to act as the Audit Committee Financial Expert.

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

On March 12, 2007, we adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Nominating Committee

Historically, we did not have a nominating committee or nominating committee charter and our board of directors performed some of the functions associated with a nominating committee. On January 15, 2007, our board of directors elected to establish a Governance, Compensation and Nominating Committee and approved the Committee’s Charter. The initial Committee members are Terence Davis and Brad Bunch. A copy of the charter was filed as an Exhibit to Form 8-K filed on January 17, 2007.

Director Nomination Procedures

At present, the Governance, Compensation and Nominating Committee determines nominees for directors.

Generally, nominees for directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Governance, Compensation and Nominating Committee will consider the following criteria:

1

whether the nominee has the personal attributes for successful service on the board, such as demonstrated character and integrity; experience at a strategy/policy setting level;managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of Rubicon;

2

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to Rubicon’s current or future business, will add specific value as a board member; and

4	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing board member to continue his service.

The Governance, Compensation and Nominating Committee has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather the Governance, Compensation and Nominating Committee will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2006, Rubicon received no recommendation for directors from its stockholders.

Rubicon will consider for inclusion in its nominations of new board of director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of Rubicon for at least one year. Board candidates referred by such stockholders will be considered on the same basis as board candidates referred from other sources. Any stockholder who wishes to recommend for Rubicon’s consideration a prospective nominee to serve on the board of directors may do so by giving the candidate’s name and qualifications in writing to Rubicon’s Secretary at the following address: 19200 Von Karman, Suite 350, Irvine, California 92612.

ITEM 10. EXECUTIVE COMPENSATION

We did not pay compensation of any kind to our executive officers during the last three years. However, for the years ended December 31, 2006 and 2005, we recorded $200,000 for each year in compensation expense reflecting our estimate of the fair value of the services of our president and the sole officer of Dial-A-Cup. These amounts have been reflected in donated capital-related party services on the accompanying consolidated statements of operations and additional paid-in capital on the accompanying consolidated balance sheet.

Compensation Committee

For the year ended December 31, 2006, we did not have a compensation committee but our board of directors performed some of the functions that would be characteristic of a Compensation Committee. On January 15, 2007, our board of directors established a Governance, Compensation and Nominating Committee and approved the Committee’s Charter. The initial Committee members are Terence Davis and Brad Bunch and they will oversee the review of all employment agreements and recommend compensation for our executive officers.

Employment Agreements

As a result of limited resources and limited personnel in fiscal 2006, we did not enter into any written employment agreements with our officers. Subsequent to the year-end we entered into written employment agreements with Joseph Mangiapane, Jr., our chief executive officer; Michael Sederoff, our chief financial officer; and Thomas Jandt, our executive vice president of business development,.

Joseph Mangiapane, Jr.:

On January 1, 2007, we entered into an employment agreement with Joseph Mangiapane, Jr., our Chief Executive Officer. The Employment Agreement provides for a three year term commencing on January 1, 2007 and expiring on December 31, 2010, with an automatic two year renewals unless otherwise terminated as described in the agreement. Mr. Mangiapane is entitled to the following compensation pursuant to the Employment Agreement.

•	We have agreed to pay Mr. Mangiapane a base salary of $9,000 per month with yearly adjustments being determined by specified criteria and our board of directors.
•

Mr. Mangiapane is entitled to incentive compensation determined after the completion of the annual independent audit and based upon our net operating profits before taxes, interest, any other executive bonuses paid, depreciation and amortization (“EBITBDA”) and a cumulative scaled percentage. The incentive compensation is limited to six times Mr. Mangiapane’s base salary.

•

As a signing bonus, Mr. Mangiapane was granted an option to purchase 500,000 shares of our common stock for $1.00 per share for a period of five (5) years, which vested and became exercisable immediately.

•	Mr. Mangiapane will be eligible to participate in our Stock Option Plan and Stock Purchase Plan during the term of his employment.
•

In the event we terminate Mr. Mangiapane’s employment agreement without “cause” (as defined in the Employment Agreement) or Mr. Mangiapane resigns with “good reason” (as defined in the Employment Agreement), Mr. Mangiapane shall be entitled to receive, through the end of the term his base salary and incentive compensation.

•

If the Employment Agreement is terminated for “cause” (as defined in the Employment Agreement), Mr. Mangiapane shall receive his base salary and incentive compensation through the date of termination. However, if a dispute arises between us and Mr. Mangiapane that is not resolved within 60 days and neither party initiates arbitration, we have the option to pay Mr. Mangiapane a lump sum of 6 months base salary as “severance payment” rather than pay Mr. Mangiapane’s salary and incentive compensation through the date of termination.

•

In the event Mr. Mangiapane becomes incapacitated by reason of accident, illness, or other disability whereby he is unable to carry on substantially all of his normal duties for a continuous period of 120 days, the Employment Agreement will terminate and Mr. Mangiapane will receive (1) through the end of the fiscal year his incentive compensation and (2) his base salary for a 6 month period reduced by the amount of any payment received from disability insurance proceeds.

•	In the event Mr. Mangiapane dies during the term of the Employment Agreement, we will pay to the estate of Mr. Mangiapane his incentive compensation and his base salary for a period of 6 months.

Michael Sederoff:

On February 1, 2007, we entered into an employment agreement with Michael Sederoff, to serve as our chief operating and chief financial officer. The Employment Agreement is for a one-year term commencing on February 1, 2007 and expiring on January 31, 2008, with the option to renew by mutual written agreement or unless otherwise terminated as described in the agreement. Mr. Sederoff is entitled to the following compensation pursuant to the Employment Agreement.

•	We have agreed to pay Mr. Sederoff a base salary of $5,000 per month from February 1, 2007 through May 31, 2007 and then a base salary of $7,000 for the remaining months of his contract.
•

As a signing bonus, Mr. Sederoff shall be entitled to 50,000 shares of our common stock of which 25,000 shares will be immediately issued and the remaining 25,000 shares to be earned and accrued on a pro-rata basis over the initial term of the Employment Agreement.

•	Mr. Sederoff will be eligible to participate in our Stock Option Plan and Stock Purchase Plan during the term of his employment.
•	In the event we terminate Mr. Sederoff’s employment agreement without “cause” (as defined in the Employment Agreement) Mr. Sederoff will be entitled to receive his base salary for a two-month period.
•	If Mr. Sederoff resigns with “good reason” (as defined in the Employment Agreement), Mr. Sederoff shall be entitled to receive his base salary for a one-month period.
•

If the Employment Agreement is terminated for “cause” (as defined in the Employment Agreement), Mr. Sederoff shall receive his base salary and incentive compensation through the date of termination. However, if a dispute arises between the Registrant and Mr. Sederoff that is not resolved within 60 days and neither party initiates arbitration, we have the option to pay Mr. Sederoff a lump sum of 2 months base salary as “severance payment” rather than pay Mr. Sederoff’s salary through the date of termination.

•

In the event Mr. Sederoff becomes incapacitated by reason of accident, illness, or other disability whereby he is unable to carry on substantially all of his normal duties for a continuous period of 30 days, the Employment Agreement will terminate.

•	In the event Mr. Sederoff dies during the term of the Employment Agreement, we will pay to the estate of Mr. Sederoff any earned salary through the date of his death.

Thomas Jandt:

On March 1, 2007, we entered into an employment agreement with Thomas Jandt to serve as our executive vice president of business development. The Employment Agreement is for a three-year term commencing on March 1, 2007 and expiring on February 28, 2010, with the option to renew by mutual written agreement or unless otherwise terminated as described in the agreement. Mr. Jandt will receive the following compensation pursuant to the Employment Agreement.

•

Mr. Jandt agreed to waive any salary for the services performed under this agreement until such time that we have established or acquired a subsidiary in the brokerage industry and Mr. Jandt would then become a full-time employee of such subsidiary. However, our board of directors may pay Mr. Jandt a base salary at any point during the Term of the agreement.

•

As a signing bonus, we agreed to pay Mr. Jandt a one-time cash bonus of $100,000 within five days of executing the agreement. If Mr. Jandt does not remain employed by us for the entire 36 month Original Term of the Employment Agreement, Mr. Jandt shall repay us a monthly pro-rated portion of the cash bonus equal to $2,777.78 for each month of the remaining Original Term of the Employment Agreement. (For instance, if Mr. Jandt’s employment ceases after 12 months of service, Mr. Jandt would repay us an amount equal to 24 months of the cash bonus, which equals $66,666.72.)

•	Furthermore, we agreed to issue Mr. Jandt’s nominee, PCG Investments, LLC, a signing bonus of 2,300,000 shares of our restricted common stock.
•	Mr. Jandt will be eligible to participate in our Stock Option Plan and Stock Purchase Plan during the term of his employment.
•	In the event we terminate Mr. Jandt’s Employment Agreement without “cause” (as defined in the Employment Agreement) Mr. Jandt will be paid his base salary, if any, for a two-month period.
•	If Mr. Jandt resigns with “good reason” (as defined in the Employment Agreement), Mr. Jandt shall be paid his base salary, if any, for a one-month period.
•

If the Employment Agreement is terminated for “cause” (as defined in the Employment Agreement), Mr. Jandt shall receive his base salary, if any, and incentive compensation through the date of termination. However, if a dispute arises between us and Mr. Jandt that is not resolved within 60 days and neither party initiates arbitration, we have the option to pay Mr. Jandt a lump sum of 2 months base salary, if any, as “severance payment” rather than pay Mr. Jandt’s salary through the date of termination.

•

In the event Mr. Jandt becomes incapacitated by reason of accident, illness, or other disability whereby he is unable to carry on substantially all of his normal duties for a continuous period of 30 days, the Employment Agreement will terminate.

•	In the event Mr. Jandt dies during the term of the Employment Agreement, we will pay to the estate of Mr. Jandt any earned salary through the date of his death.

Change in Control Arrangements

We have entered into an employment agreement with Joseph Mangiapane, Jr., our chief executive officer. Mr. Mangiapane’s employment agreement allows for him to resign for good reason upon a change in control of Rubicon. Upon his resignation for good reason, Mr. Mangiapane would continue to receive, through the end of the Term of this Agreement (up to 3 years), his incentive compensation in accordance with the terms and conditions of his agreement up to a cap of 6 times his annual salary and his salary at the rate then in effect. Further, Mr. Mangiapane’s stock options shall remain exercisable for the entire five (5) year term of the options.

For purposes of Mr. Mangiapane’s agreement, a change in control is defined as:

(i)

a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction in a transaction approved by the stockholders, or the sale, transfer, or other disposition of more than fifty percent (50%) of the total combined voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or

(ii) the sale, transfer or other disposition of all or substantially all of the our assets in complete liquidation or dissolution of our Company other than in connection with a transaction described in (i) above.

Equity Awards

During the year ended December 31, 2006, we did not grant any equity awards to our officers and/or directors. However, subsequent to year end, we issued the following equity compensation:

(i)	500,000 options to our chief executive officer, Joseph Mangiapane, Jr.,
(ii)	25,000 shares of common stock to our chief financial officer, Michael Sederoff, with the right to earn an additional 25,000 shares over the one-year term of Mr. Sederoff’s employment agreement,
(iii)	2,300,000 shares of common stock to a nominee of our vice president of business development, Thomas Jandt,
(iv)	7,500 shares of common stock to four of our directors (30,000 shares total),
(v)	2,500 shares of common stock to all six members of our current board of directors (15,000 shares total), and
(vi)	300,000 options to the president of RFIS, our wholly owned subsidiary, Todd Torneo.

Director Compensation

As mentioned above, we had limited resources during most of 2006 and did not provide compensation to our board of directors. However, due to the recent establishment of the Governance, Nominating, and Compensation Committee, we enacted standardized compensation for our board of directors. Directors will receive equity compensation of 2,500 restricted shares of common stock per year of service. Further, directors who are not employees receive compensation of $500 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may also receive grants of options to purchase shares of our common stock. In addition, we have agreed to compensate Suzanne Herring, one of our Directors, $1,000 per month for her services as an Audit Committee member and Terence Davis $4,000 per month for his services as the Audit Committee chairman and as a member of the Governance, Nominating, and Compensation Committee

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of Rubicon’s knowledge, about the beneficial ownership of its common stock on March 15, 2007, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 14,437,773 shares of common stock outstanding as of March 15, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 15, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Terence Davis, President and Director	10,000	*
Joseph Mangiapane, Jr., CEO and Director (3)	502,500	4%
Michael Sederoff, Chief Operating Officer and Chief Financial Officer (4)	25,000	*
Thomas Jandt, Executive Vice President of Business Development (5)	2,300,000	16%
Brad Bunch, Director	10,000	*
James Udel, Director	10,000	*
Craig Triance, Director	10,000	*
Suzanne Herring, Director (6)	52,500	*

Directors and Officers as a Group	2,920,000	20%

* Indicates less than one percent.

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of Rubicon.

(2)	Figures are rounded to the nearest percent.
(3)

Mr. Mangiapane was elected as a director on September 6, 2006 at the annual stockholders’ meeting. Following the stockholders meeting, Mr. Mangiapane was appointed as Rubicon’s chief executive officer. Upon the execution of Mr. Mangiapane’s employment agreement on January 1, 2007, Mr. Mangiapane was granted options to purchase 500,000 shares of Rubicon’s common stock for $1.00 per share for a period of five (5) years, which vested and became exercisable immediately. Mr. Mangiapane also received 2,500 shares as director compensation.

(4)

Mr. Sederoff was appointed as Rubicon’s chief operating officer and chief financial officer on February 1, 2007. Pursuant to Mr. Sederoff’s employment agreement, dated as of February 1, 2007, Mr. Sederoff is entitled to 25,000 shares of Rubicon’s restricted common stock and 25,000 shares to be earned on a pro-rata basis during the one-year term of his agreement.

(5)

On March 1, 2007, Mr. Jandt was appointed as Rubicon’s executive vice president of business development. Pursuant to Mr. Jandt’s employment agreement, dated as of March 1, 2007, Mr. Jandt is entitled to 2,300,000 shares of Rubicon’s restricted common stock as a signing bonus. Mr. Jandt has elected to have those shares issued to his nominee PCG Investments, LLC.

(6)

Ms. Herring was appointed to serve on our board of directors on March 6, 2007 and received 2,500 shares as director compensation. Further, Ms. Herring is the President of Accuity Financial Services, a company which provides accounting services to us, and has beneficial ownership of 50,000 shares issued to Accuity Financial Services.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Timothy McDermott	10,000,100	69%
Beneficial Owners as a Group	10,000,100	69%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of Rubicon.

(2)	Figures are rounded to the nearest percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Following our annual stockholders’ meeting in 2006, we elected Mr. Joseph Mangiapane, Jr. to serve on our board of directors. Mr. Mangiapane, Jr. is the son of the sole officer of our wholly-owned subsidiary, Dial-A-Cup. Subsequent to the stockholders’ meeting, the board of directors appointed Mr. Mangiapane, Jr. to serve as Rubicon’s Chief Executive Officer. No formal employment agreement was entered into with Mr. Mangiapane, Jr. until after the year-end.

We have not paid any compensation to the officers of the Company. Rubicon estimated that the fair value of our President and the President of Dial-A-Cup services to be approximately $100,000 per officer, per year. For the year ended December 31, 2006, we reflected a total of $200,000 in donated capital for the services of the President of Rubicon and President of our wholly-owned subsidiary Dial-A-Cup.

Due to our limited operations, we did not require office space and for the most part of 2006 operated out of the residences of two officers, Mr. Davis and Mr. Mangiapane, Sr. We estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. For the year ended December 31, 2006, we recorded $17,000 in rent expense. However, subsequent to year-end we entered into a sub-lease agreement with our Chief Executive Officer, Joseph Mangiapane, Jr. in anticipation of our expansion in the financial services industry. We signed a one year and nine months sublease at a rate of $7,551 per month.

Our operations have been funded by the sole officer of Dial-A-Cup, Joseph Mangiapane, Sr. As of December 31, 2006, total amounts owed this officer totaled $156,014. The proceeds loaned have been used to fund operations and develop a prototype of our beverage dispenser. The note bears interest of 10% per annum and is due on demand. For the year ended December 31, 2006 and 2005, $15,634 and $15,068 of interest expense has been recorded related to the note, respectively.

Related Party Transactions Policy.  Our board of directors has adopted a written policy governing the approval of related party transactions. “Related Party Transactions” are transactions in which Rubicon is a participant, the amount involved exceeds $120,000 and a related party has or will have a direct or indirect material interest. “Related Parties” of Rubicon include directors (including nominees for election as directors), executive officers, 5% stockholders of Rubicon (other than stockholders eligible to report their holdings on Schedule 13G) and the immediate family members of these persons. Under the Related Party Transactions Policy, our Governance, Nominating, and Compensation Committee and outside securities counsel will review potential Related Party Transactions to determine if they are subject to the Policy. If so, the transaction will be referred for approval or ratification to: (i) the chief executive officer (“CEO”) in the case of a transaction involving an executive officer other than the CEO; or (iii) to the Governance, Nominating, and Compensation Committee, in the case of a transaction involving the CEO, a director or a 5% stockholder. In determining whether to approve a Related Party Transaction, the appropriate approving body will consider, among other things, the fairness of the proposed transaction, whether there are business reasons to proceed, and whether the transaction would impair the independence of an outside director or present an improper conflict of interest for a director or executive officer. Transactions that are approved by the CEO will be reported to the Governance, Nominating, and Compensation Committee at its next meeting. The Governance, Nominating, and Compensation Committee has authority to oversee the Policy and to amend it from time to time. You can find the Related Party Transactions Policy on our website. Copies of the Policy are available to any stockholder upon request to the Corporate Secretary.

SEC rules require that we identify any Related Party Transactions that do not require review, approval or ratification under our policy or any situations where such policies and procedures have not been followed. There were no such transactions or situations since the beginning of the 2007 fiscal year.

ITEM 13. EXHIBITS

(a)	EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger Between ISSG, Inc. and Rub Investments, Inc.		8-K		2.1	05/17/05
2.2	Delaware Certificate of Merger		8-K		2.2	06/13/05
2.3	Nevada Articles of Merger		8-K		2.3	06/13/05
2.4	Merger Agreement between Rubicon Financial Incorporated, ISSG Sub, Inc. and Rubicon Financial Insurance Services		8-K		2.4	02/23/07
3.1(i)(a)	ISSG, Inc. Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	ISSG, Inc. Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	ISSG, Inc. Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(ii)	ISSG, Inc. Bylaws		10-KSB	12/31/05	3.1(ii)	04/05/06
10.1	Agreement and Plan of Merger between ISSG, Inc. and Advantage Investment Strategies, Inc.		8-K		10.1	04/18/06
10.2	Termination Agreement between ISSG, Inc. and Advantage Investment Strategies		8-K		10.2	07/20/06
10.3	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.4	Employment Agreement with Todd Torneo		8-K		10.4	02/23/07
10.5	Employment Agreement with Michael Sederoff		8-K		10.5	02/23/07
10.6	Employment Agreement with Thomas Jandt		8-K		10.6
16.1	Letter from Malone & Bailey, PC		8-K		16	11/01/06
16.2	Letter from De Joya Griffith & Company, LLC		8-K		16	01/17/07
21	List of Subsidiaries	X

31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC for the audit of our 2006 annual financial statements included in our Form 10-KSB was $10,000.

The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC for review of our September 30, 2006 quarterly financial statements included in our Form 10-QSB were $3,000.

The aggregate fees for professional services rendered by Malone & Bailey, PC for the audit of our 2005 annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 and for review and consent related to this report were $10,750.

The aggregate fees billed for professional services rendered by McKennon, Wilson & Morgan, LLP, for the review of the financial statements included in our Form 10-QSB, prior to changing of accountants, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 was $1,800.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

As of December 31, 2006, we did not have an audit committee.

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

RUBICON FINANCIAL INCORPORATED

By:/s/ Joseph Mangiapane
Joseph Mangiapane Jr., Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Terence Davis	President & Director	April 2, 2007
Terence Davis	(Principal Financial Officer)

/s/ Joseph Mangiapane	Chief Executive Officer & Director	April 2, 2007
Joseph Mangiapane, Jr.	(Principal Executive Officer)

/s/ Michael Sederoff	Chief Financial Officer	April 2, 2007
Michael Sederoff	& Chief Operating Officer

/s/ Brad Bunch	Director	April 2, 2007
Brad Bunch

/s/ James Udel	Director	April 2, 2007
James Udel

/s/ Craig Triance	Director	April 2, 2007
Craig Triance

/s/ Suzanne Herring	Director	April 2, 2007
Suzanne Herring

RUBICON FINANCIAL INCORPORATED

WEAVER & MARTIN, LLC

To the Board of Directors

Rubicon Financial Incorporated

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Rubicon Financial Incorporated (formerly ISSG, Inc.) as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. Rubicon Financial Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Financial Incorporated (formerly ISSG, Inc.) as of December 31, 2006, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rubicon Financial Incorporated (formerly ISSG, Inc.)

(A Development Stage Company)

Van Nuys, California

We have audited the accompanying consolidated balance sheet of Rubicon Financial Incorporated (a development stage company) as of December 31, 2005, and the related consolidated statement of operations, stockholder’s deficit and cash flows for the year then ended. These financial statements are the responsibility of Rubicon Financial Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubicon Financial Incorporated as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC

Malone & Bailey, PC

Houston, Texas

www.malone-bailey.com

March 13, 2006

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets

Current assets:
Cash	$ 1,901,124	$ 1,505
Note receivable	20,000	-
Accrued interest receivable	326	-
Total current assets	1,921,450	1,505

Fixed assets, net	41,143	-

Total assets	$ 1,962,593	$ 1,505

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$ 119,211	$ 53,905
Accrued interest payable – related party	38,891	23,256
Notes payable	51,022	23,748
Notes payable – related party	156,014	148,774
Total current liabilities	365,138	249,683

Long term liabilities
Mortgages Payable	173,198	175,552
Mortgages Payable – related party	200,000	200,000
Total long term liabilities	373,198	375,552

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2006 and 2005, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 11,337,773 and 10,737,773 shares issued and outstanding at December 31, 2006 and 2005, respectively	11,338	10,738
Common stock owed, but not issued 575,000 and 0 shares as of December 31, 2006 and 2006, respectively	575	-
Additional paid-in capital	2,908,087	642,262
(Deficit) accumulated during development stage	(1,322,545)	(901,178)
Total stockholders’ equity (deficit)	1,597,455	(248,178)
Total liabilities and stockholders’ equity (deficit)	$ 1,962,593	$ 1,505

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Consolidated Statement of Operations

For the Years Ended December 31, 2006 and 2005

and For the Period April 24, 2002 (Inception) to December 31, 2006

	December 31,		April 24, 2002(Inception) to December 31,
	2006	2005	2006

Revenue	$ -	$ -	$ -

Expenses:
Amortization expense	-	-	1,020
Consulting	73,100	39,000	112,100
Research and Development	-	-	123,500
Impairment loss	-	22,500	22,500
Professional fees	78,638	30,627	139,209
Rent	8,843	-	8,843
Donated rent – related party	17,000	17,000	71,000
Donated services – related party	200,000	200,000	750,000
General and administrative expenses	26,373	19,523	53,058
Depreciation	447	-	447
Total expenses	404,401	328,650	1,281,677

Net operating (loss)	(404,401)	(328,650)	(1,281,677)

Other income (expense):
Interest expense	(3,366)	(753)	(4,119)
Interest expense – related party	(15,634)	(15,068)	(38,890)
Interest income	2,034	-	2,141
Total other income	(16,999)	(15,821)	(40,868)

Net (loss)	$ (421,367)	$ (344,471)	$ (1,322,545)

Weighted average number of common shares outstanding - basic and fully diluted	10,842,294	10,648,202

Net (loss) per share – basic and fully diluted	$ (0.04)	$ (0.03)

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Statements of Changes in Stockholders’ Equity

For the Period April 24, 2002 (Inception) to December 31, 2006

	Common Stock		Common Stock owed by not issued	Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount

Founders shares issued	10,000,000	$ 10,000	$ -	$ -	$ -	$ 10,000

Donated capital – related party services				66,667	-	66,667

Donated capital – related party rent				8,000		8,000

Net (loss)
April 24, 2002 (Inception) to December 31, 2002					(86,103)	(86,103)

Balance, December 31, 2002	10,000,000	10,000	-	74,667	(86,103)	(1,436)

Donated capital – related party services				100,000		100,000

Donated capital – related party rent				12,000		12,000

Net (loss)
For the year ended December 31, 2003					(130,131)	(130,131)

Balance, December 31, 2003	10,000,000	10,000	-	186,667	(216,234)	(19,567)

Donated capital – related party services				183,333		183,333

Donated capital – related party rent				17,000		17,000

Net (loss)
For the transition period ended December 31, 2004					(340,473)	(340,473)

Balance, December 31, 2004	10,000,000	10,000	-	387,000	(556,707)	(159,707)

Shares issued per merger agreement	700,373	700		38,300		39,000

Share dividend	37,400	38		(38)		-

Donated capital – related party services				200,000		200,000

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

	Common Stock		Common Stock owed by not issued	Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity
Donated capital – related party rent				17,000		17,000

Net (loss)
For the year ended December 31, 2005					(344,471)	(344,471)

Balance December 31, 2005	10,737,773	10,738	-	642,262	(901,178)	(248,178)

Shares and warrants issued for cash	100,000	100		199,900		200,000

Shares issued for cash	500,000	500	500	1,999,000		2,000,000

Shares issued for services			75	149,925		150,000

Donated capital – related party services				200,000		200,000

Donated capital – related party rent				17,000		17,000

Expenses of stock sale				(300,000)		(300,000)

Net (loss)
For the year ended December 31, 2006					(421,367)	(421,367)

Balance, December 31, 2006	11,337,773	$ 11,338	$ 575	$ 2,908,087	$ (1,322,545)	$ 1,597,455

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

and For the Period April 24, 2002 (Inception) to December 31, 2006

	December 31,		April 24, 2002 (Inception) to December 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$ (421,367)	$ (344,471)	$ (1,322,545)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Amortization expense	-	-	1,395
Depreciation expense	447	-	447
Impairment expense	-	22,500	22,500
Founders shares	-	-	10,000
Donated services	200,000	200,000	750,000
Donated rent	17,000	17,000	71,000
Shares issued for services	150,000	39,000	189,000
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable	(326)	-	(326)
Increase in accounts payable	62,306	15,654	119,211
(Decrease) in accrued liabilities	-	(18,916)	-
Increase in accrued interest payable	1,808	15,068	(2,304)
Increase in accrued interest payable – related party	15,635	-	38,891
Net cash (used) by operating activities	28,503	(54,165)	(122,731)

Cash flows from investing activities
Purchase of fixed assets	(41,590)	-	(41,590)
Purchase of intangible assets	-	-	(23,895)
Proceeds for notes receivable	(20,000)	-	(20,000)
Net cash (used) by investing activities	(61,590)	-	(85,485)

Cash flows from financing activities
Proceeds from notes payable – related party	8,640	6,150	161,214
Payments on notes payable – related party	(1,400)	(1,500)	(5,200)
Proceeds from notes payable	49,697	25,453	75,150
Payments on notes payable	(24,231)	(1,706)	(21,824)
Issuance of common stock	1,900,000	-	1,900,000
Net cash provided by financing activities	1,932,706	28,397	2,109,340

Net (decrease) increase in cash	1,899,619	(25,768)	1,901,124
Cash – beginning	1,505	27,273	-
Cash – ending	$ 1,901,124	$ 1,505	$ 1,901,124

Supplemental disclosures:
Interest paid	$ 3,507	$ 567	$ 4,074
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies and Procedures

Organization

The acquisition of Dial-A-Cup Corporation (“DACC”) by Rubicon Financial Incorporated (“RBCF”) was accounted for as a reverse acquisition, whereby the assets of DACC are reported at their historical cost. The assets and liabilities of RBCF, which were not significant, were recorded at fair value on March 9, 2004, the date of the acquisition. No goodwill was recorded in connection with the reverse acquisition since RBCF had no business. The reverse acquisition resulted in a change in the reporting entity of RBCF, for accounting and reporting purposes. Accordingly, the financial statements herein reflect the operations of DACC from Inception and RBCF from March 9, 2004, the date of acquisition, through December 31, 2006. The 10,000,000 RBCF common shares issued to DACC’s founding stockholders are reflected in the accompanying statement of stockholders’ deficit as if they were outstanding for all periods presented. The 550,373 shares retained by the stockholders of RBCF have been recorded on the date of acquisition of March 9, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of RBCF, and its wholly-owned subsidiary DACC. All significant inter-company balances and transactions have been eliminated. DACC and RBCF will be collectively referred herein to as the “Company”.

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Fixed Assets

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Equipment	5 years
Furniture	7 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2006.

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2006, the Company believes there is no impairment of its intangible assets. As of December 31, 2005, the Company impaired $22,500 of its intangible assets.

The Company's intangible assets consist of the costs of filing various United States patents and trademarks. The patents and trademarks are recorded at cost. Patents are amortized using the straight-line method over the estimated useful lives of the patents, which the Company has estimated to be seventeen years. In addition, the Company determined that the trademarks have an indefinite life and will be reviewed annually for impairment.

Revenue Recognition

The Company is currently a developmental stage company and has not recognized any revenues to date. The Company will recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured. The Company will primarily derive its revenues from the sales of its beverage dispenser.

Advertising Costs

The Company expenses all costs of advertising as incurred. There was $0 and $550 of advertising costs included in selling, general and administrative expenses for the years ended December 31, 2006 and 2005, respectively.

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date research and development costs include the development of a prototype of the Company’s beverage dispenser.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2006 and 2005 due to their short-term nature.

Fair Value of Officer and Stockholder Transactions

In accordance with Staff Accounting Bulletin (“SAB”) No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company estimates and records the fair value of expenses contributed to the Company by its officers and stockholders. Significant expenses contributed by officers and stockholders during the periods presented consist of office space and services. The Company assesses the fair value of these services and records an expense to operations with a corresponding credit to additional paid-in capital. See Note 5 for further discussion.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Risks and Uncertainties

The Company’s operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in the industry segment.

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 and 2005, the

Company had approximately $1,792,415 and $0 in excess of FDIC insured limits, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Year-end

The Company has adopted December 31 as its fiscal year end.

Note 2 – Notes Receivable

On September 22, 2006, the Company loaned an individual $20,000. The note receivable bears interest at 6% per annum. The entire balance of principal and interest is due on January 1, 2007. As of December 31, 2006, the balance of accrued interest receivable was $326.

Note 3 – Fixed Assets

Fixed assets as of consisted of the following:

	December 31,
	2006	2005
Equipment	$ 27,049	$ -
Furniture	14,541	-
Accumulated depreciation	(447)	-
	$ 41,143	$ -

During the years ended December 31, 2006 and 2005, the Company recorded depreciation expense of $447 and $0, respectively.

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Note 4 – Notes Payable

Short-term debt consists of the following:

	December 31, 2006	December 31, 2005
Overdraft line of credit to the bank for $10,000, unsecured, personally guaranteed by an officer and majority stockholder, interest at 14.25%	$ 5,404	$ 1,832

Business line of credit to the bank for $45,000, unsecured, personally guaranteed by an officer and majority stockholder, interest at 8.75%	43,950	21,916

Business line of credit to the bank for $5,000, unsecured, personally guaranteed by an officer and majority stockholder, interest at 9.75%	1,668	-
	$ 51,022	$ 23,748

Interest expense for the years ended December 31, 2006 and 2005 was $3,366 and $753, respectively.

For Notes Payable – related party information see Note 8.

Note 5 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of Common Stock, $0.001 par value per share. Holders of shares of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders, are without cumulative voting rights and are entitled to share ratably in dividends. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no preemptive rights to purchase the Company’s Common Stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

Fair Value of Services Contributed by Officers

To date, the Company has not paid any compensation to their officers. The Company estimated that the fair value of these services is approximately $100,000 per officer, per year. For period from Inception to December 31, 2006, and for the years ended December 31, 2006 and 2005, the Company recorded $750,000, $200,000 and $200,000 in compensation expense, respectively. These amounts have been included in officers’ compensation on the accompanying consolidated statements of operations and additional paid-in capital on the accompanying consolidated balance sheet.

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Fair Value of Rent Contributed by Officers

Due to its limited operations, the Company has not needed to rent office space. The Company is currently operating out of the residence of two officers. The Company has estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. For the period from Inception to December 31, 2006 and the years ended December 31, 2006 and 2005, the Company recorded $71,000, $17,000 and $17,000, respectively, in rent expense and the corresponding increase in additional paid-in capital.

On April 24, 2002, the Company issued 10,000,000 shares of its $0.001 par value common as founders shares valued at $10,000.

On May 13, 2005, the Company issued 10,000,000 shares of common stock for all the issued and outstanding DAC common stock. The RBCF stockholders retained 550,373 shares of RBCF common stock.

On June 12, 2005, the Company issued a 100-share stock dividend to all stockholders of record at the close of business on May 13, 2005. There were a total of 375 stockholders of record on May 13, 2005; therefore, 37,400 additional shares were issued in connection with this stock dividend. The Company will transfer $38 from accumulated deficit to additional paid-in capital, which is equal to the par value of the additional shares issued.

On June 30, 2005, the Company issued 150,000 shares valued at $39,000, the fair value of the underlying shares in connection with the “Merger Agreement” completed on May 13, 2005. The Company recorded the issuance as compensation expense during the quarter ended June 30, 2005.

On August 24, 2006, the Company issued a total of 100,000 shares of its $0.001 par value common stock and 100,000 Series A Common Stock Purchase Warrants in exchange for cash of $200,000.

On November 16, 2006, the Company issued a total of 250,000 shares of its $0.001 par value common stock in exchange for cash of $500,000.

On December 5, 2006, the Company issued a total of 250,000 shares of its $0.001 par value common stock in exchange for cash of $500,000.

On December 20, 2006, the Company sold a total of 500,000 shares of its $0.001 par value common stock in exchange for cash of $1,000,000. The stock was not issued as of December 31, 2006.

On December 20, 2006, the Company owed a total of 75,000 shares of its $0.001 par value common stock valued at $150,000 and $150,000 cash fee on the November and December stock sales. As of December 31, 2006, the stock had not been issued and only $75,000 had been paid. The remaining $75,000 is included in accounts payable at year end.

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

As of December 31, 2006, there have been no additional issuances of common stock.

Note 6 – Warrants

On August 24, 2006, the Company issued 100,000 Series A Common Stock Purchase Warrants to an individual in conjunction with equity financing. The 100,000 Series A Common Stock Purchase Warrants gives the holder the right to purchase 100,000 shares of common stock of the Company for an aggregate purchase price of $300,000 or $3 a share. The aggregate fair value of such warrants totaled $192,628 based on the Black Scholes Merton pricing model using the following estimates: 5% risk free rate, 100% volatility and expected life of the warrants of 3 years. Due to the allocation of the proceeds received from the sale of the common stock and warrants, the fair values of the warrants were $78,204.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2006 and 2005 and changes during the years ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2004	-	$ 0.00
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2005	-	$ 0.00
Granted	100,000	$ 3.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2006	100,000	$ 3.00
Options exercisable at December 31, 2005	-	$ 0.00
Options exercisable at December 31, 2006	100,000	$ 3.00

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2006:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 3.00	100,000	2.65	$ 3.00
	100,000	2.65	$ 3.00

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

	STOCK WARRANTS EXERCISABLE
Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 3.00	100,000	$ 3.00
	100,000	$ 3.00

Note 7 – Income Taxes

For the year ended December 31, 2006, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company had approximately $450,000 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2014 to 2024.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$158,000	$91,000
Total deferred tax assets	158,000	91,000
Valuation Allowance	(158,000)	(91,000)

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2006 and 2005.

Note 8 – Related Party Transactions

To date, the sole officer of DACC has funded the Company’s operations. As of December 31, 2006, total amounts loaned to the Company by this officer were $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of the Company’s beverage dispenser. The note bears interest of 10% per annum and is due on demand. During the years ended December 31, 2006 and 2005, $15,634 and $15,068 of interest expense has been recorded related to the note, respectively.

For the years ended December 31, 2006 and 2005, the Company recorded $200,000 and $200,000, respectively, in compensation expense reflecting the Company’s estimate of the fair value of the services of its two officers. These amounts have been reflected in donated capital-related party services on the accompanying consolidated statements of operations and additional paid-in capital on the accompanying consolidated balance sheet.

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Due to its limited operations, the Company has not rented office space. The Company is currently operating out of the residences of two officers. The Company has estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. During the years ended December 31, 2006 and 2005, the Company recorded $17,000 and $17,000, respectively, in rent expense reflecting the Company’s estimate of the fair value of rents in the surrounding area. These amounts have been reflected in rent expense on the accompanying consolidated statements of operations and a corresponding increase in additional paid-in capital on the accompanying consolidated balance sheet.

Note 9 – Subsequent Events

On January 1, 2007, the Company entered into an employment agreement with Joseph Mangiapane, Jr. for the position of Chief Executive Officer (CEO) and a member of the board of directors. The term is for three years with an automatic two-year renewal. The base salary is $108,000 per year plus bonuses depending on the profitability of the Company. Additionally, the CEO will have a $12,000 per year car allowance. As a signing bonus, the CEO received 500,000 stock options to purchase the Company’s common stock at $1 per share and can be exercised at any time until December 31, 2011. The stock options vest immediately.

On January 1, 2007, the Company entered into a sub-lease agreement for office space with an officer of the Company. The lease is for one year and nine months at a rate of $7,551 per month.

On January 29, 2007, the Company issued 500,000 shares of its $0.001 par value common stock for the December stock sales. Also, the Company issued 75,000 shares of its $0.001 par value common stock for the fees of the December stock sales.

On February 1, 2007, the Company entered into an employment agreement with Michael Sederoff for the position of Chief Financial Officer (CFO). The term is for one year with a base salary is $76,000 per year. As a signing bonus, the CFO received 25,000 shares of the Company’s common stock and will receive at the end of the one year term another 25,000 shares of the Company’s common stock.

On February 1, 2007, the Company acquired Rubicon Financial Insurance Services, Inc. (RFIS) whereby RFIS became a wholly owned subsidiary of the Company. The Company issued 50,000 shares of its $0.001 par value common stock in exchange for 25,500,000 shares of RFIS, which represented 100% ownership of RFIS. The Company also paid $16,500 in cash to RFIS to repay certain pre merger debts and a reimbursement for the audit fees.

On February 1, 2007, the RFIS entered into an employment agreement with Todd Torneo for the position of President. The term is for one year with a base salary is $60,000 per year. Mr. Torneo also received the right to earn up to 300,000 options of the Company’s common stock over a three-year period based on the net income of RFIS. The options are earned at the rate of

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

one option for every $0.50 of net income generated by RFIS at the end of each fiscal year. The options have an exercise price of $2.45 and can be exercised at any time and expire in five years.

On February 6, 2007, the Company issued 5,000 shares of its $0.001 par value common stock to an employee of the Company.