Form 10KSB/A
period 2006-12-31
RUBICON FINANCIAL INC
filed 2007-05-01
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

*EXPLANATORY NOTE – Following the initial filing of this Form 10-KSB, the Registrant discovered an inadvertent error made during the conversion process resulting in the wrong Consolidated Balance Sheets and Consolidated Statements of Cash Flows being included in the Form 10-KSB. The Registrant is amending this Form 10-KSB to insert the correct audited Consolidated Balance Sheets as of December 31, 2006 and 2005 and Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period of April 24, 2002 (Inception) to December 31, 2006. No disclosure was changed as a result of the error and there were no other changes to the Form 10-KSB for the year ended December 31, 2006.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-KSB.

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

Generally, nominees for directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Governance, Compensation and Nominating Committee will consider the following criteria:

•

whether the nominee has the personal attributes for successful service on the board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of Rubicon;

•

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

•

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to Rubicon’s current or future business, will add specific value as a board member; and

•	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing board member to continue his service.

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

RUBICON FINANCIAL INCORPORATED

By:/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane Jr., Chief Executive Officer

Date: April 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Terence Davis	President & Director	April 27, 2007
Terence Davis	(Principal Financial Officer)

/s/ Joseph Mangiapane, Jr.	Chief Executive Officer & Director	April 27, 2007
Joseph Mangiapane, Jr.	(Principal Executive Officer)

/s/ Michael Sederoff	Chief Financial Officer	April 27, 2007
Michael Sederoff	& Chief Operating Officer

/s/ Brad Bunch	Director	April 27, 2007
Brad Bunch

/s/ James Udel	Director	April 27, 2007
James Udel

/s Craig Triance	Director	April 27, 2007
Craig Triance

/s/ Suzanne Herring	Director	April 27, 2007
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

/s/ Malone & Bailey, PC

Malone & Bailey, PC

Houston, Texas

www.malone-bailey.com

March 13, 2006

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets

Current assets:
Cash	$ 1,901,124	$ 1,505
Note receivable	20,000	-
Accrued interest receivable	326	-
Total current assets	1,921,450	1,505

Fixed assets, net	41,143	-

Total assets	$ 1,962,593	$ 1,505

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$ 119,211	$ 53,905
Accrued interest payable – related party	38,891	23,256
Notes payable	51,022	23,748
Notes payable – related party	156,014	148,774
Total current liabilities	365,138	249,683

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized; 11,337,773 and 10,737,773 shares issued and outstanding at December 31, 2006 and 2005, respectively	11,338	10,738
Common stock owed, but not issued, 575,000 and 0 shares as of December 31, 2006 and 2005, respectively	575	-
Additional paid-in capital	2,908,087	642,262
(Deficit) accumulated during development stage	(1,322,545)	(901,178)
Total stockholders’ equity (deficit)	1,597,455	(248,178)
Total liabilities and stockholders’ equity (deficit)	$ 1,962,593	$ 1,505

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Consolidated Statement of Operations

For the Years Ended December 31, 2006 and 2005

and For the Period April 24, 2002 (Inception) to December 31, 2006

	December 31,		April 24, 2002(Inception) to December 31,
	2006	2005	2006

Revenue	$ -	$ -	$ -

Expenses:
Amortization expense	-	-	1,020
Consulting	73,100	39,000	112,100
Research and Development	-	-	123,500
Impairment loss	-	22,500	22,500
Professional fees	78,638	30,627	139,209
Rent	8,843	-	8,843
Donated rent – related party	17,000	17,000	71,000
Donated services – related party	200,000	200,000	750,000
General and administrative expenses	26,373	19,523	53,058
Depreciation	447	-	447
Total expenses	404,401	328,650	1,281,677

Net operating (loss)	(404,401)	(328,650)	(1,281,677)

Other income (expense):
Interest expense	(3,366)	(753)	(4,119)
Interest expense – related party	(15,634)	(15,068)	(38,890)
Interest income	2,034	-	2,141
Total other income	(16,966)	(15,821)	(40,868)

Net (loss)	$ (421,367)	$ (344,471)	$ (1,322,545)

Weighted average number of common shares outstanding - basic and fully diluted	10,842,294	10,648,202

Net (loss) per share – basic and fully diluted	$ (0.04)	$ (0.03)

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Statements of Changes in Stockholders’ Equity

For the Period April 24, 2002 (Inception) to December 31, 2006

	Common Stock		Common Stock owed by not issued	Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Founders shares issued	10,000,000	$ 10,000	$ -	$ -	$ -	$ 10,000
Donated capital – related party services				66,667	-	66,667
Donated capital – related party rent				8,000		8,000
Net (loss)
April 24, 2002 (Inception) to December 31, 2002					(86,103)	(86,103)

Balance, December 31, 2002	10,000,000	10,000	-	74,667	(86,103)	(1,436)

Donated capital – related party services				100,000		100,000
Donated capital – related party rent				12,000		12,000
Net (loss)
For the year ended December 31, 2003					(130,131)	(130,131)

Balance, December 31, 2003	10,000,000	10,000	-	186,667	(216,234)	(19,567)

Donated capital – related party services				183,333		183,333
Donated capital – related party rent				17,000		17,000
Net (loss)
For the year ended December 31, 2004					(340,473)	(340,473)

Balance, December 31, 2004	10,000,000	10,000	-	387,000	(556,707)	(159,707)

Shares issued per merger agreement	700,373	700		38,300		39,000
Share dividend	37,400	38		(38)		-
Donated capital – related party services				200,000		200,000
Donated capital – related party rent				17,000		17,000
Net (loss)
For the year ended December 31, 2005					(344,471)	(344,471)

Balance December 31, 2005	10,737,773	10,738	-	642,262	(901,178)	(248,178)

Shares and warrants issued for cash	100,000	100		199,900		200,000
Shares issued for cash	500,000	500	500	1,999,000		2,000,000
Shares issued for services			75	149,925		150,000
Donated capital – related party services				200,000		200,000
Donated capital – related party rent				17,000		17,000
Expenses of stock sale				(300,000)		(300,000)
Net (loss)
For the year ended December 31, 2006					(421,367)	(421,367)

Balance, December 31, 2006	11,337,773	$ 11,338	$ 575	$ 2,908,087	$ (1,322,545)	$ 1,597,455

The accompanying notes are an integral part of these financial statements

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

and For the Period April 24, 2002 (Inception) to December 31, 2006

	December 31,		April 24, 2002 (Inception) to December 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$ (421,367)	$ (344,471)	$ (1,322,545)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Amortization expense	-	-	1,395
Depreciation expense	447	-	447
Impairment expense	-	22,500	22,500
Founders shares	-	-	10,000
Donated services	200,000	200,000	750,000
Donated rent	17,000	17,000	71,000
Shares issued for services	150,000	39,000	189,000
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable	(326)	-	(326)
Increase in accounts payable	65,306	15,654	119,211
(Decrease) in accrued liabilities	-	(18,916)	-
Increase in accrued interest payable	1,808	15,068	(2,304)
Increase in accrued interest payable – related party	15,635	-	38,891
Net cash (used) by operating activities	28,503	(54,165)	(122,731)

Cash flows from investing activities
Purchase of fixed assets	(41,590)	-	(41,590)
Purchase of intangible assets	-	-	(23,895)
Proceeds for notes receivable	(20,000)	-	(20,000)
Net cash (used) by investing activities	(61,590)	-	(85,485)

Cash flows from financing activities
Proceeds from notes payable – related party	8,640	6,150	161,214
Payments on notes payable – related party	(1,400)	(1,500)	(5,200)
Proceeds from notes payable	49,697	25,453	75,150
Payments on notes payable	(24,231)	(1,706)	(21,824)
Issuance of common stock	1,900,000	-	1,900,000
Net cash provided by financing activities	1,932,706	28,397	2,109,340

Net (decrease) increase in cash	1,899,619	(25,768)	1,901,124
Cash – beginning	1,505	27,273	-
Cash – ending	$ 1,901,124	$ 1,505	$ 1,901,124

Supplemental disclosures:
Interest paid	$ 3,507	$ 567	$ 4,074
Income taxes paid	$ -	$ -	$ -

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

Fixed Assets

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

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

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2006 and 2005 and changes during the years ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2004	-	$ 0.00
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2005	-	$ 0.00
Granted	100,000	$ 3.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2006	100,000	$ 3.00
Options exercisable at December 31, 2005	-	$ 0.00
Options exercisable at December 31, 2006	100,000	$ 3.00

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2006:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$ 3.00	100,000	2.65	$ 3.00
	100,000	2.65	$ 3.00

Rubicon Financial Incorporated

(formerly ISSG, Inc.)

(a Development Stage Company)

	STOCK WARRANTS EXERCISABLE
Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$ 3.00	100,000	$ 3.00
	100,000	$ 3.00

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

On February 1, 2007, the RFIS entered into an employment agreement with Todd Torneo for the position of President. The term is for one year with a base salary is $60,000 per year. Mr. Torneo also received the right to earn up to 300,000 options of the Company’s common stock over a three-year period based on the net income of RFIS. The options are earned at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year. The options have an exercise price of $2.45 and can be exercised at any time and expire in five years.

On February 6, 2007, the Company issued 5,000 shares of its $0.001 par value common stock to an employee of the Company.