Form 10QSB
period 2007-03-31
RUBICON FINANCIAL INC
filed 2007-05-15
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 11, 2007, was 15,601,773 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	Audited
Assets

Current assets:
Cash	$1,376,469	$1,901,124
Accounts receivable	9,133	-
Prepaid expenses	190,590	-
Notes receivable	77,477	20,326
Total current assets	1,653,669	1,921,450

Fixed assets, net of accumulated depreciation of $3,632	44,735	41,143

	$1,698,404	$1,962,593

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$69,521	$119,211
Accrued expenses	12,731	-
Deferred revenue	32,151	-
Accrued interest payable – related party	42,947	38,891
Notes payable	48,600	51,022
Note payable - related party	172,270	156,014
Total current liabilities	378,220	365,138

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,437,773 and
11,337,773 shares issued and outstanding
as of March 31, 2007 and December 31, 2006, respectively	14,438	11,338
Common stock owed, but not issued, 2,082 and 575,000 shares as of March 31, 2007 and
December 31, 2006, respectively	2	575
Additional paid-in capital	7,268,843	2,908,087
Unamortized shares issued for services	(3,891,110)	-
Deficit accumulated during the development stage	(1,322,544)	(1,322,545)
Accumulated (deficit)	(748,444)	-
	1,320,184	1,597,455

	$1,698,404	$1,962,593

The Accompanying Notes are an Integral Part of These Financial Statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Revenue	$20,798	$-

Expenses:
Direct costs	1,354	-
Consulting	73,087	-
Professional fees	156,000	8,400
Executive compensation	351,528	50,000
General and administrative expenses	73,201	4,894
Impairment of goodwill	122,500	-
Depreciation	2,962	-
Total expenses	780,632	63,294

Net operating (loss)	(759,834)	(63,294)

Other income (expense):
Interest expense	(179)	(606)
Interest expense - related party	(5,529)	(3,775)
Interest income	17,095	-
Total other income (expense)	11,390	(4,381)

Net (loss)	$(748,444)	$(67,675)

Weighted average number of common
shares outstanding - basic and fully diluted	12,627,412	10,737,773

Net (loss) per share - basic and fully diluted	$(0.06)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net (loss)	$(748,444)		$(67,675)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	2,962		-
Impairment of goodwill	122,500		-
Donated services	-		50,000
Donated rent	-		4,250
Shares and options issued for services	418,673		-
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,095		-
(Increase) in prepaid expenses	(190,590)		-
(Increase) in accrued interest receivable	(477)		-
(Decrease) in accounts payable	(73,646)		(9,167)
(Decrease) increase in accrued expenses	(7,726)		8,400
(Decrease) in deferred revenue	(4,137)		-
(Decrease) in accrued interest payable	(496)		-
Increase in accrued interest - related party	4,056		3,776
Net cash (used) by operating activities	(476,230)		(10,416)

Cash flows from investing activities
Purchase of fixed assets	(4,251)		-
Proceeds for notes receivable	(51,674)		-
Net cash (used) by investing activities	(55,925)		-

Cash flows from financing activities
Cash acquired with merger	9,670		-
Proceeds from notes payable - related party	-		100
Proceeds from notes payable	219		10,301
Payments on notes payable	(2,389)		(882)
Net cash provided by financing activities	7,500		9,519

Net (decrease) in cash	(524,655)		(897)
Cash – beginning	1,901,124		1,505
Cash – ending	$1,376,469		$608

Supplemental disclosures:
Interest paid	$1,568		$-
Income taxes paid	$-		$-

Shares and options issued for services	$418,673	$

The Accompanying Notes are an Integral Party of These Financial Statements.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1- Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audit for the period ended December 31, 2006.

The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly-owned subsidiary, Dial-A-Cup Corporation, a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”) and on September 6, 2006 it changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. the Company’s wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly owned subsidiary of the Company. 50,000 shares of the Company’s common stock were issued in exchange for 100% of the outstanding shares of RFIS.

The Company was previously in the development stage. During the period ended March 31, 2007, the Company emerged from the development stage with the acquisition of RFIS.

Note 2 – Summary of significant accounting policies

Concentration of credit risk for cash deposits

Financial instruments that potentially subject the Company to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2007, the Company had approximately $1,275,000 in excess of FDIC insured limits.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Notes receivable

On January 2, 2007, the Company lent an additional $21,700 to an individual and extended an original $20,000 note receivable to July 31, 2007. The principal balance due at March 31, 2007 was $41,700 and accrued interest totaled $728.

During the three months ended March 31, 2007, the Company advanced an employee $31,000. The note is non interest bearing and due on demand. As of March 31, 2007, principal of a subsidiary payments totaling $5,000 were received and the remaining balance was $26,000.

Note 4 – Notes payable

Short-term debt consists of the following at March 31, 2007:

March 31, 2007
Overdraft line of credit to a bank for $10,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 14.25%	$ 5,243

Business line of credit to a bank for $45,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 8.75%	41,840

Business line of credit to a bank for $5,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 9.75%	1,517

$ 48,600

Interest expense for the three months ended March 31, 2007 and 2006 was $5,705 and $4,381, respectively.

Note 5 – Stockholders’ Equity

On January 29, 2007, the Company issued 575,000 shares of its common stock previously authorized.

On February 6, 2007, the Company issued 25,000 shares of its common stock pursuant to an employment agreement with its chief financial officer. The company recorded executive compensation expense totaling $61,250, the fair value of the underlying shares. Pursuant to the agreement, an additional 25,000 shares will be earned over the term of the agreement on a pro rata basis. As of March 31, 2007, an additional 2,082 shares had been considered earned and the Company recorded additional compensation expense in the amount of $2,707. At March 31, 2007 the shares were un-issued.

On February 1, 2007, the Company completed a Merger with Rubicon Financial Insurance Services, Inc. Pursuant to the agreement, the Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding securities of RFIS at the date of closing. The Company

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recorded an impairment of goodwill in the amount of $122,500, the fair value of the shares issued pursuant to the agreement.

On February 6, 2007, the Company issued 5,000 shares of its common stock to an employee for services valued at $12,250.

On March 1, 2007, the Company issued 2,300,000 shares of its common stock as a signing bonus pursuant to an employment agreement with its executive vice president of business development. The fair value of the shares issued totaled $2,760,000. The Company recorded executive compensation expense in the amount of $76,667 and unamortized shares issued for services of $2,683,333 to be expensed over the remaining thirty-five months of the employment agreement.

On March 1, 2007, the Company issued 100,000 shares of its common stock for legal and accounting services provided during the period. An expense totaling $120,000 was recorded as professional fees, the fair value of the underlying shares.

On March 3, 2007, the Company issued 45,000 shares of its common stock to Directors as consideration for their services. The Company recorded executive compensation expense totaling $36,000 and unamortized share issued for services of $18,250 to be expensed over the one-year term of services.

Note 6 – Warrants and options

On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to an employment agreement with its chief executive officer. The holder has the right to purchase up to 500,000 shares of common stock for an aggregate purchase price of $500,000 or $1.00 per share. The aggregate fair value of the option grant totaled $1,299,325. The Company recorded executive compensation totaling $108,277 and unamortized options in the amount of $1,191,048 to be expensed over the remaining term of the employment agreement. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 4.70% risk free rate, 295% volatility, and an expected life of the option of 5 years.

On February 1, 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to an employment agreement between RFIS, its newly acquired wholly-owned subsidiary, and its president. The options vest at the rate of one option for every $0.50 of EBITDA generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. The holder will have the right to purchase up to 300,000 shares of the Company’s common stock at an aggregate purchase price of $735,000 or $2.45 per share. Pursuant to the agreement, options will be valued as earned. As of March 31, 2007, no options have been earned or vested.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of stock options and warrants as of March 31, 2007 is as follows:

	Options		Warrants
Outstanding 01/01/07	-	$ -	100,000	$3.00
Granted	800,000	1.54	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Exercisable at 03/31/07	500,000	$1.00	100,000	$3.00
Outstanding 3/31/07	800,000	$1.54	100,000	$3.00

Note 7 – Related party transactions

Previously, the Company’s operations have been funded by the sole officer of Dial-A-Cup, its wholly owned subsidiary. As of March 31, 2007, total amounts loaned to the Company by this officer were $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of a beverage dispenser. The note bears interest of 10% per annum and is due on demand. During the three months ended March 31, 2007 and 2006, $5,529 and $3,775, respectively, of interest expense has been recorded related to the note.

Note 8 – Subsequent events

In April 2007, the Company acquired 24.9% of Maximum Securities, a NASD licensed broker/ dealer for $50,000 in cash. The Company anticipates moving towards the acquisition of the remaining 75.1% during fiscal 2007.

On April 20, 2007, the Company issued 5,000 shares of common stock to an individual for consulting services.

On May 11, 2007, the Company completed a merger by and among the Company, DeeSound, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Rubicon Real Estate and Mortgages, Inc. (“RREM”). The agreement and plan of merger provided that DeeSound, Inc. merged with and into RREM, with RREM as the surviving corporation. Pursuant to the merger agreement the Company agreed to issue one share of its restricted common stock for each share of RREM issued and outstanding common stock at the time of closing. As a result of the merger agreement, the Company issued 1,159,000 shares in connection with the merger. Upon the closing of the Merger, RREM became another wholly-owned subsidiary of the Company.

Pursuant to the merger agreement with RREM, on May 11, 2007, the Company issued 1,159,000 shares of common stock to 9 accredited investors in exchange for 100% of the outstanding securities of RREM as of the date of closing.

On May 11, 2007, the Company granted stock options to purchase up to 200,000 common shares pursuant to the employment agreement between RREM, our newly acquired wholly-owned

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

subsidiary, and Joel Newman, the President of RREM. The options have an exercise price of $1.00 and are exercisable for a period of five years from the grant date. The options will vest at the rate of one option for every $2.00 of EBITDA earned by RREM over a maximum period of three years.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

OVERVIEW AND OUTLOOK

As of March 31, 2007, we were a publicly-traded holding company with two operating subsidiaries: (i) Dial-A-Cup, which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand; and (ii) Rubicon Financial Insurance Services (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in the State of California. In addition, we expanded our business plan to locating potential acquisitions of private companies in the financial services industry, as demonstrated by the recent merger with RFIS and the subsequent merger with Rubicon Real Estate and Mortgage, Inc (“RREM”). In addition to the RFIS and RREM merger, we have entered into several other non-binding letters of intent to acquire additional businesses in the financial services industry. We intend to continue to acquire other financial service companies to eventually become a single-source provider of financial services to our clientele, with Rubicon being the holding company of these various financial services entities.

CURRENT OPERATIONS

As mentioned above, during the first quarter of 2007, we acquired our first financial services company with RFIS and entered into a new line of business of an independent boutique firm offering multiple financial services. Further, on May 11, 2007, we acquired RREM, another wholly-owned subsidiary, focused on the real estate and mortgage industries.

We expect future acquisitions of private financial service companies in the upcoming quarters and through these entities intend to utilize a cross-marketing strategy to provide various product offerings to clients with the ability to gather all the assets and financial services of clients specific and customized to their needs.

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

Subsequent Events

In April 2007, we acquired 24.9% of Maximum Securities, a NASD licensed broker/ dealer for $50,000 in cash. We anticipate moving towards the acquisition of the remaining 75.1% during fiscal 2007.

On May 11, 2007, we completed a merger by and among DeeSound, Inc., a Nevada corporation and wholly-owned subsidiary, and Rubicon Real Estate and Mortgages, Inc. (“RREM”). The agreement and plan of merger provided that DeeSound, Inc. merged with and into RREM, with RREM as the surviving corporation. Pursuant to the merger agreement we agreed to issue one share of restricted common stock for each share of RREM common stock issued and outstanding at the time of closing. As a result of the merger agreement, we issued 1,159,000 shares in connection with the merger. Upon the closing of the Merger, RREM became another wholly-owned subsidiary.

RREM provides professional assistance in the fields of residential and commercial real estate sales and mortgage loans in California. Mr. Joel Newman is the President of RREM and offers 26 years of experience in the real estate field. RREM has designed its business plan to act as modular units that can focus on different aspects of the real estate and mortgage industry. Currently, RREM has two modular units of real estate sales and mortgage origination.

Results of Operations for the period ended March 31, 2007.

We are in the early stage of developing our financial services platform and currently have minimal revenues from RFIS, our insurance services division.  Our operations to date have been limited to the expansion of insurance services and evaluation of prospective acquisitions. We are seeking financing opportunities to acquire additional businesses in order to enhance the design of our development plans thereby expanding the financial services we are able to provide to our clientele.

Revenues for the three months ended March 31, 2007 were $20,798 compared to $0 in 2006. We anticipate continued growth in revenue as a result of our merger with RFIS and subsequent RREM merger. We are continuing to expand insurance product availability as well as extending our marketing area throughout the southwest. We will not have any significant revenue from additional services unless we are able to complete additional acquisitions or successfully develop new services in connection with the development activities planned for 2007. Accordingly, the insurance operations reflected in the quarter ended March 31, 2007, are not indicative of future operations.

Our expenses to date have consisted principally of executive compensation and professional fees.  Executive compensation totaled $351,528 for the period ended March 31, 2007. This consisted primarily of shares issued and grants of options given in order to secure our executive management team. The amounts relating to the fair value of shares issued pursuant to executive employment agreements was $190,398 and the fair value of options granted was $108,277. Our executive compensation paid in cash per employment agreements was $52,500. We expect these costs to increase as we proceed with our acquisition and development plans.

In connection with the RFIS merger we recorded goodwill because the liabilities assumed exceeded assets acquired. Goodwill was impaired and recorded as an expense at March 31, 2007. Total operating expenses for the three months ended March 31, 2007 and 2006 were $780,632 and $63,294, respectively. We had a net loss for the same periods of $748,444 and $67,675 or $0.06 and $0.01 per share, respectively.

Operation Plan

During the next twelve months we plan to seek financing opportunities to commence our development and growth plan that will include the acquisition of private companies in the financial services industry.

On February 13, 2007, we formed a wholly-owned subsidiary, Rubicon Securities, Inc. for the purpose of developing a securities trading business. We have entered into a consulting agreement for assistance in the development of this business line and anticipate operations within the next twelve months.

In April 2007, we acquired 24.9% of Maximum Securities, a NASD licensed broker/ dealer for $50,000 in cash. We anticipate moving towards the acquisition of the remaining 75.1% during fiscal 2007.

On May 11, 2007, we completed a merger by and among DeeSound, Inc., a Nevada corporation and wholly-owned subsidiary, and Rubicon Real Estate and Mortgages, Inc. (“RREM”). The agreement and plan of merger provided that DeeSound, Inc. merged with and into RREM, with RREM as the surviving corporation. As a result of the merger agreement, we issued 1,159,000 shares in connection with the merger. Upon the closing of the Merger, RREM became another wholly-owned subsidiary.

We have several other planned acquisitions that are in various stages of discussions and due diligence. We are continually evaluating our development opportunities and financing opportunities in order to maintain our overall development plan. To accelerate the development program we plan to enhance our business relationships by building our client base through cross referrals. This economic strategy may allow us to utilize our own financial assets toward the growth of our current holdings, pursue the acquisition of strategic assets or companies and generally expand our existing operations.

Because of our limited operating history we have yet to generate any significant revenues from our financial service platform (only $20,798 through March 31, 2007). Our activities have been limited to the development of insurance services and the negotiation of various acquisitions. Consequently, we have incurred the expenses of a start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential acquisitions; (ii) the ability to develop existing services and (iii) the ability to fully implement our development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, or that we will be able to obtain additional funding to increase our current capital resources.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital. During the second half of 2006 we raised approximately $2,200,000 through two private placement offerings. We believe these funds will help progress our move into the financial services industry and will assist in potential mergers and acquisitions of financial services entities.

In the past, in order to obtain cash resources, we entered into two business lines of credit with a bank for a maximum of $50,000, plus an additional $10,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. As of March 31, 2007, we owed $48,600 under the lines of credit.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation with Dial-A-Cup, RFIS, RREM or in the financial services industry.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

During the first quarter, we entered into full-time employment agreements with three of our executive officers; Joseph Mangiapane, Jr. (CEO), Michael Sederoff (COO/CFO), and Thomas Jandt (EVP of Business Development). As a result of the recent merger with RFIS, we entered into an employment agreement with RFIS’ President, Todd Torneo. Furthermore, as a result of the recent merger with RFIS, RFIS has 4 full time agents and 1 administrative person.

Subsequent to the quarter ended and upon completion of the merger with RREM, RREM entered into an employment agreement with Joel Newman, to serve as its President. Additionally, RREM has 3 full time personnel assisting in the mortgage and real estate units of RREM. We anticipate as we expand in the financial services industry, we will continue to hire additional technical, operational, and administrative personnel as appropriate.

We may need to hire full time operational staff, if and when, operations commence under Dial-A-Cup. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2007 compared to December 31, 2006.

	March 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$1,653,669	$1,921,450	$(267,781)	(14%)

Current Liabilities	$378,220	$365,138	$13,082	4%

Working Capital (Deficit)	$1,275,449	$1,556,312	$(280,863)	(18%)

Prior to the private placements at the end of 2006, the sole officer of Dial-A-Cup primarily funded our operations. As of March 31, 2007, total amounts owed in principal and interest to this officer was $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the quarter ended March 31, 2007, we recorded $5,529 of interest expense related to the note. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

During the last half of 2006, we conducted two private placements and raised approximately $2,200,000. We believe the capital raised and anticipated funds from recently acquired operations will be sufficient to sustain operations for fiscal 2007. However, we may need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured. We will primarily derive our revenues from anticipated financial service related fees, such as commissions.

RFIS currently earns commissions paid by insurance companies which are based on a percentage of the premium charged to the policyholder and considered earned over the term of the policy. Deferred commissions are related to the unexpired terms of the policies in force. The Company recognizes revenue net of expected cancellations in accordance with Staff Accounting Bulletin (“SAB”) 13A.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Relating To Our Business and Marketplace

During the period ended March 31, 2007 we are no longer considered to be in the development stage. We have emerged from the development stage through our acquisition of RFIS but continue to have a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were previously in the business of designing and developing a hot beverage dispenser, but we have recently focused on developing a business in the financial services industry. We have yet to generate significant revenues from operations and have been focused on acquiring financial services companies. Although we have completed two acquisitions, received two patents and one additional patent pending, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. In addition to the hot beverage dispenser, we are pursuing the financial services industry, which is a completely new line of business and there is no guarantee that our business operations will prove to be successful or that it will be profitable.

We have limited operating history in the financial services industry and there can be no assurance that we will be successful in this industry.

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

During the first quarter of 2007, we completed one merger with Rubicon Financial Insurance Services, Inc. and subsequently on May 11, 2007, completed a merger with Rubicon Real Estate and Mortgages, Inc. Additionally, we have executed non-binding letters of intent to acquire businesses involved in the financial services industry. Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations. We may not be able to complete all of these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provide the required audited financial statements.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Joseph Mangiapane, Jr., our chief executive officer, and

Michael Sederoff, our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. Mangiapane and Mr. Sederoff, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007, we agreed to issue up to 50,000 shares of our common stock pursuant to an employment agreement with Mr. Michael Sederoff, our chief financial officer. On February 6, 2007, we issued 25,000 shares and the remaining 25,000 shares will be earned over the term of the agreement.

On February 1, 2007, we issued 50,000 shares of our restricted common stock in exchange for 100% of the outstanding securities of RFIS at the date of closing.

On February 6, 2007, we issued 5,000 shares of our restricted common stock to an employee for services.

On March 1, 2007, we issued 2,300,000 shares of our restricted common stock pursuant to an employment agreement with Mr. Thomas Jandt, our executive vice president of business development. Mr. Jandt elected to have the shares issued to his nominee PCG Investments, LLC.

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

On February 1, 2007, we authorized the issuance of up to 300,000 options pursuant to the employment agreement between RFIS, our newly acquired wholly-owned subsidiary, and Todd Torneo over a three year period. The options will vest at the rate of one option for every $0.50 of EBITDA generated by RFIS at the end of each fiscal year, based upon RFIS’s audited financial statements. The options have an exercise price of $2.45 and are exercisable for a five-year period.

We believe that the grant of options was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The options were issued directly by us and did not involve a public offering or general solicitation. The recipients of the options were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to receiving the options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuances

On April 20, 2007, we issued 5,000 shares of our common stock to an individual for payment of consulting fees.

We believe that the issuance of shares described above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

On May 11, 2007, we issued 1,159,000 shares of our common stock to 9 accredited shareholders of RREM in exchange for 100% of the outstanding securities of RREM as of the date of closing.

On May 11, 2007, we granted stock options to purchase up to 200,000 common shares pursuant to the employment agreement between RREM, our newly acquired wholly-owned subsidiary, and Joel Newman. The options have an exercise price of $1.00 and are exercisable for a period of five years from the grant date. The options will vest at the rate of one option for every $2.00 of EBITDA earned by RREM.

We believe that the issuance of shares and options described above were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506. The shares and options were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares and options were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to receiving the shares and options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger Between ISSG, Inc. and Rub Investments, Inc.		8-K		2.1	05/17/05
2.2	Delaware Certificate of Merger		8-K		2.2	06/13/05
2.3	Nevada Articles of Merger		8-K		2.3	06/13/05
2.4	Merger Agreement between Rubicon Financial Incorporated, ISSG Sub, Inc. and Rubicon Financial Insurance Services		8-K		2.4	02/23/07
2.5	Merger Agreement between Rubicon Financial Incorporated, DeeSound, Inc. and Rubicon Real Estate and Mortgages, Inc.		8-K		2.5	05/15/07
3.1(i)(a)	ISSG, Inc. Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	ISSG, Inc. Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	ISSG, Inc. Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(e)	Rubicon Financial Insurance Services, Inc. Articles of Incorporation	X
3.1 (i)(f)	Rubicon Real Estate & Mortgage, Inc. Articles of Incorporation		8-K		3.1(i)(f)	05/15/07
3.1(ii)(a)	ISSG, Inc. Bylaws		10-KSB	12/31/05	3.1(ii)	04/05/06
3.1(ii)(b)	Rubicon Financial Insurance Services, Inc. Bylaws	X
3.1(ii)(c)	Rubicon Real Estate & Mortgages, Inc. Bylaws		8-K		3.1(ii)(c)	05/15/07
10.1	Agreement and Plan of Merger between ISSG, Inc. and Advantage Investment Strategies, Inc.		8-K		10.1	04/18/06
10.2	Termination Agreement between ISSG, Inc. and Advantage Investment Strategies		8-K		10.2	07/20/06

10.3	Employment Agreement with Joseph Mangiapane, Jr.		8-K	10.3	01/17/07
10.4	Employment Agreement with Todd Torneo		8-K	10.4	02/23/07
10.5	Employment Agreement with Michael Sederoff		8-K	10.5	02/23/07
10.6	Employment Agreement with Thomas Jandt		8-K	10.6	03/16/07
10.7	Employment Agreement with Joel Newman		8-K	10.7	05/15/07
16.1	Letter from Malone & Bailey, PC		8-K	16	11/01/06
16.2	Letter from De Joya Griffith & Company, LLC		8-K	16	01/17/07
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Sederoff, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Michael Sederoff, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

(Registrant)

By:/s/ Michael Sederoff

Michael Sederoff, Chief Financial Officer

(On behalf of the Registrant and

as Principal Financial

Officer)

Date: May 15, 2007