Form 10QSB
period 2007-06-30
RUBICON FINANCIAL INC
filed 2007-08-17
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2007, was 15,724,273 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,857,387	$1,901,124
Accounts receivable	39,506	-
Prepaid expenses	182,318	-
Deposits	2,400	-
Employee advances	29,828	-
Interest receivable	267	-
Interest receivable - related party	926	-
Notes receivable	10,000	20,326
Notes receivable - related party	25,000	-
Total current assets	2,147,632	1,921,450

Fixed assets, net of accumulated depreciation of $6,750 and $447, respectively	42,155	41,143

Investments	420,000	-
	$2,609,787	$1,962,593

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$83,527	$119,211
Accrued expenses	16,354	-
Deferred revenue	24,199	-
Accrued interest payable - related party	46,691	38,891
Notes payable	48,688	51,022
Note payable - related party	168,538	156,014
Total current liabilities	387,997	365,138

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
15,601,773 and 11,337,773 shares issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	15,602	11,338
Common stock owed, but not issued, 108,957 and 575,000 shares as of
June 30, 2007 and December 31, 2006, respectively	108	575
Additional paid-in capital	10,550,923	2,908,087
Unamortized shares issued for services	(3,548,271)	-
Accumulated (deficit)	(4,796,572)	(1,322,545)
	2,221,790	1,597,455
	$2,609,787	$1,962,593

The Accompanying Notes are an Integral Part of These Financial Statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
For the Three and Six Months Ending June 30, 2007 and 2006
(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$112,903	$-	$133,701	$-

Expenses:
Direct costs	62,274	-	63,628	-
Consulting	17,788	-	90,875	-
Professional fees	74,743	9,050	230,743	17,450
Executive compensation	461,965	50,000	813,493	100,000
General and administrative expenses	120,793	6,354	193,994	11,249
Impairment of goodwill	2,111,700	-	2,234,200	-
Depreciation	3,119	-	6,081	-
Total expenses	2,852,382	65,404	3,633,014	128,699

Net operating (loss)	(2,739,479)	(65,404)	(3,499,313)	(128,699)

Other income (expense):
Interest expense	(3,227)	(281)	(3,406)	(887)
Interest expense - related party	(2,399)	(3,941)	(7,928)	(7,716)
Interest income	19,257	-	36,352	-
Interest income - related party	267	-	267	-
Total other income (expense)	13,898	(4,222)	25,285	(8,603)

Net (loss)	$(2,725,581)	$(69,626)	$(3,474,028)	$(137,302)

Weighted average number of common shares
outstanding - basic and fully diluted	15,091,443	10,739,573	13,866,234	10,739,573

Net (loss) per share - basic and fully diluted	$(0.18)	$(0.01)	$(0.25)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
For the Six Months Ending June 30, 2007 and 2006
(Unaudited)

	For the Six Months Ending
	June 30,
	2007	2006
Cash flows from operating activities
Net (loss)	$(3,474,028)	$(137,302)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	6,081	-
Impairment of goodwill	2,234,200	-
Donated services	-	100,000
Donated rent	-	8,500
Shares and options issued for services	787,461	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(29,074)	-
(Increase) in prepaid expenses	(182,318)	-
(Increase) in deposits	(2,400)	-
(Increase) in employee advances	(24,828)	-
(Increase) in accrued interest receivable	(225)	-
(Increase) in accrued interest receivable - related party	(200)	-
(Decrease) in accounts payable	(59,640)	(1,300)
(Decrease) in accrued expenses	(4,102)	-
(Decrease) in deferred revenue	(13,326)	-
Increase in accrued interest payable	569	-
Increase in accrued interest payable - related party	7,801	7,716
Net cash (used) by operating activities	(754,029)	(22,386)

Cash flows from investing activities
Proceeds for notes receivable	(10,000)	-
Proceeds for notes receivable - related party	(26,700)	-
Purchase of fixed assets	(4,791)	-
Purchase of investments	(175,000)	-
Net cash (used) by investing activities	(216,491)	-

Cash flows from financing activities
Cash acquired with mergers	933,207	-
Donated capital	456	-
Proceeds from notes payable	795	31,463
Payments on notes payable	(3,699)	(3,900)
Payments from notes payable - related party	(3,976)	3,279
Net cash provided by financing activities	926,783	30,842

Net increase (decrease) in cash	(43,737)	8,456
Cash - beginning	1,901,124	1,505
Cash - ending	$1,857,387	$9,961

Supplemental disclosures:
Interest paid	$2,268	$887
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$787,461	$-
Shares issued for investment	$245,000	$-
Shares issued for acquisition	$3,135,900	$-

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1- Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audit for the year ended December 31, 2006.

The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly-owned subsidiary, Dial-A-Cup Corporation, a New York Corporation (now know as Dial-A-Cup, Inc.). Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”) on September 6, 2006, the Company changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc., our wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding shares of RFIS. On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada Corporation. Effective May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc., our wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding shares of RREM.

The Company was previously in the development stage. During the period ended March 31, 2007, the Company emerged from the development stage with the acquisition of RFIS.

Note 2 – Summary of significant accounting policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20%, but less than 50% are accounted for under the equity method. Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concentration of credit risk for cash deposits

Financial instruments that potentially subject the Company to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2007, the Company had approximately $1,610,000 in excess of FDIC insured limits.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3 – Notes receivable

On January 2, 2007, the Company extended the original $20,000 note receivable to July 31, 2007. The note bears interest at 6% per annum. During the six months ended June 30, 2007, the note was assigned to RREM and is eliminated upon consolidation.

On February 20, 2007 and March 6, 2007, the Company lent an additional $21,700 to the entity above. The note bears interest at 6% per annum. During the six months ended June 30, 2007, the note was assigned to RREM and is eliminated upon consolidation.

During the six months ended June 30, 2007, the Company advanced an employee $10,000. The note bears interest at 6% per annum and is due on December 31, 2007. As of June 30, 2007, the interest receivable balance is $267.

During the six months ended June 30, 2007, the Company loaned an executive of RREM $25,000. The loan was entered into prior to the acquisition of RREM by the Company. The note bears interest at 6% per annum and is due on July 31, 2007. As of June 30, 2007, the interest receivable balance is $926.

Note 4 – Notes payable

Short-term debt consists of the following at June 30, 2007:

June 30, 2007
Overdraft line of credit to the bank for $10,000, unsecured, personally guaranteed by a former officer, interest at 14.25%	$5,793

Business line of credit to the bank for $45,000, unsecured, personally guaranteed by a former officer, interest at 8.75%	41,359

Business line of credit to the bank for $5,000, unsecured, personally guaranteed by a former officer, interest at 9.75%	1,536

Promissory note to a related party for $156,039, unsecured, interest at 10%, due upon demand	156,039

Promissory note to related parties for $12,499, unsecured, non-interest bearing, due upon demand	12,499
$217,226

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest expense for the six months ended June 30, 2007 and 2006 was $3,406 and $887, respectively. Interest expense to related parties for the six months ended June 30, 2007 and 2006 was $7,928 and $7,716, respectively.

Note 5 – Stockholders’ equity

On January 29, 2007, the Company issued 575,000 shares of its common stock previously authorized, but un-issued.

On February 6, 2007, the Company issued 25,000 shares of its common stock pursuant to an employment agreement with its chief financial officer. The company recorded executive compensation expense totaling $61,250, the fair value of the underlying shares. Pursuant to the agreement, an additional 25,000 shares will be earned over the term of the agreement on a pro rata basis. As of June 30, 2007, an additional 8,957 shares had been considered earned and the Company recorded additional compensation expense in the amount of $18,657. At June 30, 2007 the additional shares were un-issued.

On February 1, 2007, the Company completed a merger with RFIS. Pursuant to the merger, the Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding securities of RFIS at the date of closing. The Company recorded an investment in the amount of $136,500, the fair value of the shares issued pursuant to the agreement.

On February 6, 2007, the Company issued 5,000 shares of its common stock to an employee for services valued at $12,250.

On March 1, 2007, the Company issued 2,300,000 shares of its common stock as a signing bonus pursuant to a three year employment agreement with its executive vice president of business development. The fair value of the underlying shares was $2,760,000. The value of the common stock will be amortized over the term of the agreement on a straight line basis. During the six months ended June 30, 2007, the executive compensation totaled $306,667.

On March 1, 2007, the Company authorized the issuance 100,000 shares of its common stock for legal and accounting services previously provided. An expense totaling $120,000 was recorded as professional fees, the fair value of the underlying shares.

On March 3, 2007, the Company issued 45,000 shares of its common stock to Directors as consideration for their services. The Company recorded executive compensation expense totaling $36,000 and unamortized shares issued for services of $18,250 to be expensed over the term of services.

On April 17, 2007, the Company issued 5,000 shares of its common stock to an individual as consideration for consulting services rendered. The Company recorded consulting expense totaling $10,000, the fair value of the underlying shares.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 11, 2007, the Company completed a Merger with RREM. Pursuant to the merger, the Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding securities of RREM at the date of closing. The Company recorded an investment in the amount of $3,013,400, the fair value of the shares issued pursuant to the agreement.

On June 15, 2007, the Company completed its stock purchase agreement and purchased 24.9% of AIS Financial, Inc. (AIS). Pursuant to the agreement, the Company issued 100,000 shares of its common stock valued at $245,000 and paid $125,000 in cash. The Company has the right to purchase the remaining 75.1% of AIS for $1.00. The purchase of the additional 75.1% is contingent upon the approval of the Continuance in Membership Application (CMA) with the National Association of Securities Dealers (NASD) for the change in ownership.

Note 6 – Warrants and options

On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to an employment agreement with its chief executive officer. The holder has the right to purchase up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1.00 per share. The aggregate fair value of the option grant totaled $1,299,325 and is being amortized over the term of the agreement on a straight line basis. During the six months ended June 30, 2007, the executive compensation totaled $216,554. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 4.70% risk free rate, 295% volatility, and an expected life of the option of 5 years.

On February 1, 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to an employment agreement between RFIS, its newly acquired wholly-owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon RFIS’s audited financial statements. The holder will have the right to purchase up to 300,000 shares of the Company’s common stock at an aggregate purchase price of $735,000 or $2.45 per share.

On May 11, 2007, the Company granted options to purchase up to 200,000 shares of its common stock pursuant to an employment agreement between RREM, its newly acquired wholly-owned subsidiary, and its executive. The options vest at the rate of one option for every $2.00 of net income generated by RREM at the end of each fiscal year, based upon RREM’s audited financial statements. The holder will have the right to purchase up to 200,000 shares of the Company’s common stock at an aggregate purchase price of $200,000 or $1.00 per share.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of stock options and warrants as of June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/07	-	$ -	100,000	$ 3.00
Granted	1,000,000	1.44	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 6/30/07	1,000,000	$ 1.44	100,000	$ 3.00

Note 7 – Related party transactions

Previously, the Company’s operations have been funded by a former officer of Dial-A-Cup, our wholly owned subsidiary. As of June 30, 2007, total amounts loaned to the Company were $156,039. The proceeds loaned have been used to fund operations and for the development of a prototype of Dial-A-Cup’s beverage dispenser. The note bears interest of 10% per annum and is due on demand. During the six months ended June 30, 2007 and 2006, $7,801 and $7,716 of interest expense has been recorded related to the note, respectively.

The operations of RFIS, a wholly owned subsidiary, have been funded on an as needed basis from officers and executives of RFIS. The notes are non-interest bearing and are due upon demand. As of June 30, 2007, the total amounts loaned to the Company were $12,499.

Note 8 – Acquisitions

On February 1, 2007, the Company completed the purchase of RFIS, a private insurance company by acquiring 100% of the outstanding common stock of RFIS for a total purchase price of $136,500. The aggregate purchase price consisted of cash of $14,000 and 50,000 shares of its common stock valued at $122,500, the fair value of the common stock on the acquisition date. RFIS results of operations have been included in the consolidated financial statements since the date of acquisition. During the six months ended June 30, 2007, the Company impaired $122,500 of the goodwill which resulted from the acquisition of RFIS.

On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada Corporation. The initial capitalization was $25,000 which consisted of cash.

On April 19, 2007, the Company completed its stock purchase agreement and purchased 24 shares of common stock of Maximum Financial Investment Group, Inc. (MFIG), a private brokerage firm. Pursuant to the agreement, the Company paid $50,000 in cash in exchange for 24.9% of the outstanding securities of MFIG at the date of closing. The closing is contingent upon the approval of the Continuance in Membership Application (CMA) with the National Association of Securities Dealers (NASD) for the change in management. If the NASD does not approve the transaction, the Company would continue to own 24.9% of the Company. The Company has recorded the investment in accordance with the equity method whereby the carrying value of the investment would adjust based on the net income or losses and any dividends paid. The net loss for the period from the purchase through June 30, 2007 was immaterial and therefore the investment was not adjusted at June 30, 2007.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 11, 2007, the Company completed the purchase of RREM, a private real estate and mortgage company by acquiring 100% of the outstanding common stock of RREM for a total purchase price of $3,013,400. The aggregate purchase price consisted of 1,159,000 shares of its common stock valued at $3,013,400, the fair value of the common stock on the acquisition date. RREM results of operations have been included in the consolidated financial statements since the date of acquisition. During the six months ended June 30, 2007, the Company impaired $2,111,700 of the goodwill which resulted from the acquisition of RREM.

On June 15, 2007, the Company purchased 24.9% of AIS Financial, Inc. (AIS), a private brokerage firm. Pursuant to the agreement, the Company issued 100,000 shares of its common stock valued at $245,000 and $125,000 in cash in exchange for 24.9% of the outstanding securities of AIS at the date of closing. The Company has the right to purchase the remaining 75.1% of AIS for $1.00. The purchase of the remaining 75.1% is contingent upon the approval of the Continuance in Membership Application (CMA) with the National Association of Securities Dealers (NASD) for the change in management. If the NASD does not approve the transaction, the Company would continue to own 24.9% of AIS. The Company has recorded the investment in accordance with the equity method whereby the carrying value of the investment would adjust based on the net income or losses and any dividends paid. The net loss for the period from the purchase through June 30, 2007 was immaterial and therefore the investment was not adjusted at June 30, 2007.

Note 9 – Commitments and contingencies

On June 28, 2007, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, RFI Sub, Inc., a California corporation and wholly-owned subsidiary of the Company (“Sub”), and Grant Bettingen, Inc., a California corporation (“GBI”).

Under the terms of the Merger Agreement, Sub will be merged with and into GBI, with GBI as the surviving corporation and new wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of GBI shall be cancelled and converted into a pro rata share of 1,200,000 shares of the Company’s restricted common stock and $974,000 in cash. The cash consideration, subject to certain adjustments based upon undisclosed liabilities or claims against GBI specified in the merger agreement, will be paid in two installments: 50% at the time of closing and the remaining 50% on the first anniversary of the closing date. The shares issued by the Company will also carry piggyback registration rights.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The transaction is still pending and has not formally closed. The closing is contingent upon the approval of the Continuance in Membership Application (CMA) with the National Association of Securities Dealers (NASD) for the change in ownership.

Note 10 – Subsequent events

On July 2, 2007, the Company issued 100,000 shares that were shares owed, but not issued at June 30, 2007.

On July 12, 2007, the Company issued 5,000 shares of its common stock to an individual as consideration for consulting services. The Company recorded consulting expense totaling $11,800, the fair value of the underlying shares.

On July 30, 2007, the Company issued 17,500 shares of its common stock to Directors as consideration for their services. The Company recorded executive compensation expense totaling $36,000 and unamortized share issued for services of $27,125 to be expensed over the one year term of services.

On July 31, 2007, the Company entered into a Separation and Distribution Agreement with Dial-A-Cup, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“DAC”), whereby the Company has agreed to spin-out at least 50% of the shares of DAC common stock owned by the Company to the Company’s shareholders on a ten for one basis (each shareholder of the Company will receive one DAC share for every ten shares they hold in the Company). Concurrent with the execution of the Separation and Distribution Agreement, the Company entered into a Stock Cancellation Agreement by and among the Company, DAC and Timothy McDermott, an individual and majority shareholder of the Company. A condition to the Company’s agreement to spin-out DAC was that Mr. McDermott transfer 3,100,000 shares to certain individuals affiliated with the Company and also cancel 6,000,000 shares of the Company’s common stock.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to successfully compete in the financial services industry;
•	actions and initiatives taken by both current and potential competitors;
•	inability to raise additional financing for working capital;
•	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
•	deterioration in general or regional (especially Southern California) economic, market and political conditions;
•	deterioration in both the lending markets and the real estate markets in general as a result of the delinquencies in the “subprime” mortgage markets;
•	the level of volatility of interest rates as well as the shape of the yield curve;
•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures;
•	our ability to recruit and hire key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis

OVERVIEW OF CURRENT OPERATIONS

As of June 30, 2007, we were a publicly-traded holding company with three operating subsidiaries: (i) Dial-A-Cup, which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand; (ii) Rubicon Financial Insurance Services (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in the State of California; and (iii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provides professional assistance in the fields of residential and commercial real estate and mortgage loans in California.

In addition on June 28, 2007, we entered into a merger agreement with Grant Bettingen, Inc. (“GBI”), a NASD licensed firm providing diversified investment banking and securities transaction services.  The merger with GBI is subject to closing conditions, including approval by the National Association of Securities Dealers (“NASD”) of GBI’s change in management/ownership. Upon closing of the merger, GBI will become another of our wholly-owned subsidiaries.

Further, during the quarter ended June 30, 2007, we acquired 24.9% interests in two NASD licensed broker/dealers; Maximum Financial Investment Group, Inc. (“Maximum”) and AIS Financial, Inc. (“AIS”).  Maximum focuses on wholesale and online trading and AIS focuses on retail and institutional business.  Additionally, we have the right to purchase the remaining 75.1% of AIS and an additional 56.1% of Maximum upon certain conditions, mainly the approval by the NASD of Maximum’s and AIS’ change in ownership, which we anticipate satisfying during fiscal 2007.

In addition to the mergers and acquisitions completed in the first two quarters of 2007, we have entered into several other non-binding letters of intent to acquire additional businesses in the financial services industry.  As we continue to expand our operations into a new line of business of an independent boutique firm offering multiple financial services, we intend to continue to acquire other financial service companies to eventually become a single-source provider of financial services to our clientele, with Rubicon being the holding company of these various financial services entities. We intend to utilize a cross-marketing strategy between all of the acquired companies to provide various product offerings to clients with the ability to gather all the assets and financial services of clients specific and customized to their needs.

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

RREM

RREM provides professional assistance in the fields of residential and commercial real estate sales and mortgage loans in California. RREM is licensed as a mortgage broker and derives revenues from loan origination points, escrow fees and processing fess. Mr. Joel Newman is the President of RREM and has 26 years of experience in the real estate field. RREM has designed its business plan to act as modular units that can focus on different aspects of the real estate and mortgage industry. Currently, RREM has two modular units of real estate sales and mortgage origination. RREM anticipates it will also establish modular units of mortgage banking; mortgage and property acquisition; private lending; commercial property sales and loans; broker-owned escrow; and property management as conditions and opportunities warrant it. This type of business plan also allows RREM to add or eliminate units without compromising the integrity of the whole company.

As a result of our recent entry into the mortgage business, we believe the recent substantial reduction in subprime mortgage originations, as a result of the higher than expected delinquencies will have a minimal impact on our business.

GBI

On June 28, 2007, we entered into an agreement and plan of merger by and among the Rubicon Financial Incorporated, RFI Sub, Inc., a California corporation and wholly-owned subsidiary of ours, and Grant Bettingen, Inc., a California corporation. The completion of the merger is subject to the satisfaction of several conditions, including the following: (i) NASD approval of GBI’s Continuation in Membership Application; (ii) the execution of employment agreements between the Surviving Entity and key GBI employees; the execution of an employment agreement between us and Grant Bettingen as well as a non-competition agreement from Grant Bettingen; (iv) the delivery by GBI of audited financial statements; and (v) such other customary conditions with respect to transactions of this type.

Assuming the merger with GBI is completed, we will add a wholly-owned subsidiary that is a licensed NASD firm providing diversified investment banking and securities transaction services. The firm has been operating continuously in the Newport Beach-Irvine, California area since 1985. GBI has put together a professional team of investment bankers, investment advisors and securities representatives dedicated to uncovering today’s business and investment strategies for its corporate and individual clientele.

The founder and President, Grant Bettingen, is respectfully recognized as an established member of the community in part from an early and successful pioneering California family involved in investments, business, real estate and energy. Mr. Bettingen is supported and complemented by an experienced core management and advisory team of employees and associates, some of whom have worked with GBI nearly fifteen years.

Maximum

Maximum is a securities broker-dealer registered with the Securities and Exchange Commission, and member of the National Association of Securities Dealers, and the Securities Investor Protection Corporation. With offices in New York, Michigan, and Utah, Maximum is licensed to conduct its brokerage activities in 27 states. Securities transactions are cleared through Penson with various floor brokerage and specialist firms also providing execution services. These arrangements provide Maximum with back office support, transaction processing services, on all principal national securities exchanges, and access to many other financial services and products which allows Maximum to offer products and services comparable to larger brokerage firms.

AIS

AIS has approximately 6 registered representatives and services over 200 retail and institutional customer accounts, which comprise over $17 million in customer assets. AIS is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in 30 states. Securities transactions are cleared through North American Clearing, Inc. with various floor brokerage and specialist firms also providing execution services. These arrangements provide AIS with back office support, transaction processing services, on all principal national securities exchanges, and access to many other financial services and products which allows AIS to offer products and services comparable to larger brokerage firms.

Subsequent Events

On July 31, 2007, we entered into a Separation and Distribution Agreement with our wholly-owned subsidiary, Dial-A-Cup, Inc. whereby we agreed to spin-out at least 50% of the shares of DAC common stock owned by us to our shareholders on a ten for one basis. The Separation and Distribution Agreement also provides that Dial-A-Cup will take all of the businesses, assets and liabilities previously held by us. Dial-A-Cup intends to file a registration statement of Form SB-2 to register the shares of Dial-A-Cup common stock to be distributed and the record date will be set as the 10th day following effectiveness of the registration statement.

Additionally, on July 31, 2007, concurrent with the Separation and Distribution Agreement, we entered into a Stock Cancellation Agreement between us, Dial-A-Cup and our majority shareholder, Timothy McDermott. Mr. McDermott agreed to transfer 3,100,000 shares of our common stock to certain individuals affiliated with us and agreed to cancel 6,000,000 shares of our common stock.

Results of Operations for the six months ended June 30, 2007.

We are in the early stage of developing our financial services platform and currently have minimal revenues from RFIS, our insurance services division and RREM, our real estate and mortgages division.  Our operations to date have been limited to the expansion of insurance services, real estate and mortgages services, acquiring interests in broker/dealers and the evaluation of prospective acquisitions. We are seeking financing opportunities to acquire additional businesses in order to enhance the design of our development plans thereby expanding the financial services we are able to provide to our clientele.

Revenues for the three and six months ended June 30, 2007 were $112,903 and $133,701, respectively, compared to $0 for the same periods in 2006. We anticipate continued growth in revenue as a result of our mergers with RFIS and RREM, our equity interests in Maximum and AIS as well as the eventual merger with GBI.

We are continuing to expand insurance product availability as well as extending our marketing area throughout the southwest. During the quarter ended June 30, 2007, we began the integration of residential and commercial real estate sales and mortgage loans in California in our financial services offerings. The integration of these two business areas may be harmed by the impact of delinquencies in the “subprime” mortgage market. However, we do not anticipate any significant revenues unless we are able to complete additional acquisitions or successfully develop new services in connection with the development activities planned for 2007. Accordingly, the insurance and real estate and mortgages operations reflected in the quarter ended June 30, 2007 are not necessarily indicative of future operations.

Our expenses to date have consisted principally of executive compensation and professional fees.  Executive compensation totaled $813,493 for the six month period ended June 30, 2007. This consisted primarily of shares issued and grants of options given in order to secure our executive management team. The amounts relating to the fair value of shares issued pursuant to executive employment agreements was $392,657 and the fair value of options granted was $216,554. Our executive compensation paid in cash per employment agreements was $204,282. We expect these costs to increase as we proceed with our acquisition and development plans.

In connection with the RFIS and RREM merger we recorded goodwill because the liabilities assumed exceeded assets acquired. Goodwill was impaired by $2,234,200 and recorded as an expense at June 30, 2007. Net cash used by operating activities for the six months ended June 30, 2007 and 2006 was $754,029 and $22,386, respectively. We had a net loss for the same periods of $3,474,028 and $137,302 or $0.25 and $0.01 per share, respectively.

Operation Plan

During the next twelve months we plan to seek financing opportunities to enhance our growth plan that will include the acquisition of private companies in the financial services industry.

During the six months ended June 30, 2007, we completed mergers with RFIS and RREM and entered into a merger agreement with GBI. In addition, on February 13, 2007, we formed a wholly-owned subsidiary, Rubicon Securities, Inc. for the purpose of developing a securities trading business. We have entered into a consulting agreement for assistance in the development of this business line and anticipate operations within the next twelve months. Further, we acquired 24.9% of Maximum and AIS.

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

Because of our limited operating history we have yet to generate any significant revenues from our financial service platform (only $133,701 through June 30, 2007). Our activities have been limited to the development of insurance services, development of residential and commercial real estate sales and mortgage loans and the negotiation of various acquisitions. Consequently, we have incurred the expenses of a start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential acquisitions; (ii) the ability to develop existing services; (iii) the ability to complete the GBI merger; (iv) the ability to purchase the remaining equity interests in Maximum and AIS; and (v) the ability to fully implement our development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, or that we will be able to obtain additional funding to increase our current capital resources.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital. During the second half of 2006 we raised approximately $2,200,000 through two private placement offerings. As of June 30, 2007, we had available cash of $1,857,387. We believe these funds will help progress our move into the financial services industry and will assist in potential mergers and acquisitions of financial services entities.

In the past, in order to obtain cash resources for Dial-A-Cup, we entered into two business lines of credit with a bank for a maximum of $50,000, plus an additional $10,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. As of June 30, 2007, we owed $48,688 under the lines of credit.

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

During the first quarter, we entered into full-time employment agreements with three of our executive officers; Joseph Mangiapane, Jr. (CEO), Michael Sederoff (COO/CFO), and Thomas Jandt (EVP of Business Development). The parent company has a total of 6 full time employees including the officers listed above.

As a result of the recent merger with RFIS, RFIS entered into an employment agreement with Todd Torneo, to serve as its President. Furthermore, as a result of the recent merger with RFIS, RFIS has 4 full time agents and 1 administrative person.

During the quarter ended June 30, 2007 and as a result of the merger with RREM, RREM entered into an employment agreement with Joel Newman, to serve as its President. Additionally, RREM has 4 full time personnel assisting in the mortgage and real estate units of RREM.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$2,147,632	$1,921,450	$226,182	12%

Current Liabilities	$387,997	$365,138	$22,859	6%

Working Capital (Deficit)	$1,759,635	$1,556,312	$203,323	13%

Prior to the private placements at the end of 2006, the inventor of Dial-A-Cup’s product primarily funded our operations. As of June 30, 2007, total amounts owed in principal and interest to this individual was $156,039. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the six month period ended June 30, 2007, we recorded $7,801 of interest expense related to the note. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

During the last half of 2006, we conducted two private placements and raised approximately $2,200,000. We believe the capital raised, $1,857,387 cash on hand at June 30, 2007, and anticipated funds from recently acquired operations will be sufficient to sustain operations for fiscal 2007. However, we may need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. We anticipate adopting SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Relating To Our Business and Marketplace

During the first half of 2007, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “subprime” mortgage loans, which may materially impact our real estate and mortgage subsidiary.

“Subprime” mortgage loan defaults could adversely impact the operations of our real estate and mortgage division. In addition, by June 2007 subprime mortgage loan defaults began to increase with respect to mortgages considered to be of less credit risk than “subprime” mortgages. It is expected that mortgage default rates will continue to increase at least throughout the remainder of 2007 and possibly through the first half of 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the ability of buyers of residential properties to acquire single family residences, in addition to reductions in the value of investment portfolios containing securities affected by such mortgages. Because the real estate and mortgage division is highly dependent upon fees and commissions based upon sales and financings related to residential and investment properties, the downward trend in “subprime” mortgages may materially impact our results of operations on a consolidated basis.

During the first quarter of 2007 it was determined we no longer qualified as being in the development stage. We emerged from the development stage through our acquisition of RFIS but continue to have a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were previously in the business of designing and developing a hot beverage dispenser, but we have recently focused on developing a business in the financial services industry. We have yet to generate significant revenues from operations and have been focused on acquiring financial services companies. Although we have completed two acquisitions of financials service entities and Dial-A-Cup has received two patents and one additional patent pending, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. In addition to the hot beverage dispenser, we are pursuing the financial services industry, which is a completely new line of business and there is no guarantee that our business operations will prove to be successful or that it will be profitable.

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

During the first six months of 2007, we completed two mergers with (i) Rubicon Financial Insurance Services, Inc. and (ii) Rubicon Real Estate and Mortgages, Inc. Towards the end of the second quarter we also entered into an agreement and plan of merger with Grant Bettingen, Inc. Additionally, we have acquired minority interests in two NASD broker / dealers with the intention to acquire larger positions in the companies during fiscal 2007. We have also entered into additional non-binding letters of intent to acquire more businesses involved in the financial services industry. Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations. We may not be able to complete all of these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provide the required audited financial statements.

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

Regulatory capital requirements and our holding company structure may adversely affect our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations.

We have executed definitive agreements to acquire three broker / dealers (i) Grant Bettingen, Inc. (ii) AIS Financial, Inc. and (iii) Maximum Financial Investment Group. Upon consummation of these acquisitions, each will become our wholly owned subsidiary. Each of these broker-dealers is subject to the SEC’s uniform net capital rule, Rule 15c3-1, which sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. As we are a holding company, we will depend on dividends and other payments from our subsidiaries to fund all payments on our obligations, including any debt obligations, and potential working capital requirements. These regulatory restrictions may impede our access to funds. In addition, underwriting commitments require a charge against net capital and, accordingly, our broker/dealer subsidiaries, when acquired, ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the applicable net capital regulations. Each of our broker-dealer subsidiaries will also be subject to certain notification requirements related to withdrawals of excess net capital.

Assuming our acquisitions of GBI, Maximum and AIS Financial are successful we will be subject to strict government regulations and the failure to comply could result in disciplinary actions.

The securities industry in the United States is subject to extensive regulations under both federal and state laws. Broker / dealers, such as GBI, Maximum, and AIS Financial are investment advisors and subject to regulations covering all aspects of their business. Recently, the securities industry has experienced a great deal of negative exposure due to alleged underwriting negligence, conflicts of interest, research improprieties and mutual fund trading improprieties. As a result, regulatory agencies and the U.S. government have intervened in an attempt to resolve these various issues. In addition, the SEC, the NASD, other self-regulatory organizations, and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees.

Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure compliance with these laws and rules, as well as our ability to attract and retain qualified compliance personnel. The demands placed upon our personnel and financial resources may be too significant for us to quickly adapt to a changing regulatory environment and may impact our ability to provide or expand our services. Any disciplinary or other action imposed upon us due to claimed noncompliance in the future could have a material adverse effect on our business, financial condition and operating results.

In addition, our operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, the NASD, other self-regulatory organizations, and state securities commissions, or changes in the interpretation or enforcement of existing laws and rules including, but not limited to, existing regulations which restrict communications between our research analysts and our other departments. We cannot assure you that such future regulations will not require us to implement additional compliance policies and that such policies will not materially increase our compliance expenses or otherwise adversely affect our business, financial condition and operating results.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We have not been late in any of our SEC reports through June 30, 2007.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of common stock and on July 31, 2007 we received shareholder approval of an amendment to our Certificate of Incorporation to all for 10,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our board of directors and shareholders have approved an amendment to our Certificate of Incorporation to provide for “blank check preferred” which will permit us to issue, without approval from our shareholders, a total of 10,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2007, we issued 5,000 shares of our common stock to an individual for payment of consulting fees. We believe that the issuance of shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of her investment. The recipient had the opportunity to speak with our management on several occasions prior to her investment decision.

On May 11, 2007, we issued 1,159,000 shares of our common stock to 9 accredited shareholders of RREM in exchange for 100% of the outstanding securities of RREM as of the date of closing. We believe that the issuance of shares were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to receiving the shares and options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Options Granted

On May 11, 2007, we granted stock options to purchase up to 200,000 common shares pursuant to the employment agreement between RREM, our newly acquired wholly-owned subsidiary, and Joel Newman. The options have an exercise price of $1.00 and are exercisable for a period of five years from the grant date. The options will vest at the rate of one option for every $2.00 of net income earned by RREM.

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

Subsequent Issuances

On July 2, 2007, we issued 100,000 shares of common stock to Mark Riviello, the Chief Executive Officer of AIS Financial, pursuant to the Share Purchase Agreement with AIS Financial.

On August 3, 2007, we issued 2,500 shares (a total of 17,500) of our restricted common stock to each of our current six directors and to our one newly elected director as consideration for their services at the board meeting held on July 30, 2007.

On August 3, 2007, we issued 5,000 shares of our restricted common stock to a consultant pursuant to his consulting agreement.

We believe that the issuance of shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

Issuer Repurchases during the Quarter.

We did not repurchase any of our securities during the quarter ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2007. However, we held our annual meeting of shareholders on July 30, 2007. Business conducted at the meeting included the following proposals:

1.

To elect a new Board of Directors for Rubicon to hold office until the next annual Stockholder’s meeting: Joseph Mangiapane, Jr. (Chairman); Terence Davis; Brad Bunch; James Udel; Craig Triance; and Suzanne Herring were re-elected. Mr. Todd Vande Hei was elected as a new member, bringing the total number of directors to seven;

2.	To amend our Certificate of Incorporation to authorize 10,000,000 shares of “blank check” preferred stock;
3.	To ratify our 2007 Stock Option Plan;
4.	To ratify our 2007 Stock Acquisition Plan; and
5.	To reaffirm Weaver & Martin, LLC as auditors for the next year.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on June 12, 2007, were entitled to vote. The number of outstanding shares of common stock at the time was 15,601,773. The required quorum of shareholders was present at the meeting in person or by proxy.

Votes on the election of the new directors were as follows:

Director	For	Against	Abstentions
Joseph Mangiapane, Jr.	15,494,630	0	0
Terence Davis	15,494,630	0	0
Brad Bunch	15,494,630	0	0
James Udel	15,494,630	0	0
Craig Triance	15,494,630	0	0
Suzanne Herring	15,494,630	0	0
Todd Vande Hei	15,494,630	0	0

Votes on the remaining four proposals were as follows:

Director	For	Against	Abstentions
Preferred Stock	15,494,630	0	0
2007 Stock Option Plan	15,494,630	0	0
2007 Stock Acquisition Plan	15,494,630	0	0
Affirm Auditors	15,494,630	0	0

Item 5.	Other Information

Item 2.06 – Material Impairments

On June 30, 2007, we reviewed the carrying value of goodwill received in our acquisition of RFIS and RREM to determine potential impairment. We compared the carrying value of the long-lived assets with the estimated future discounted cash flows expected to result from the use of the assets, including cash flows from disposition. Our analysis concluded the sum of the expected future cash flows would be less than the carrying value of the goodwill, and therefore we have recognized an impairment loss at June 30, 2007. The impairment loss was measured by comparing the amount by which the carrying value exceeds the fair value of the intangible. At the time of measurement, we determined 100% of the carrying value to be impaired and recognized an impairment loss of $2,234,200.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.5	Merger Agreement between Rubicon Financial Incorporated, DeeSound, Inc. and Rubicon Real Estate and Mortgages, Inc.		8-K		2.5	05/15/07
2.6	Stock Purchase Agreement between Rubicon Financial Incorporated and AIS Financial, Inc.		8-K		2.6	06/19/07
2.7	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.8	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(e)	Rubicon Financial Insurance Services, Inc. Articles of Incorporation		10-QSB	03/31/07	3.1(i)(e)	05/15/07
3.1 (i)(f)	Rubicon Real Estate & Mortgage, Inc. Articles of Incorporation		8-K		3.1(i)(f)	05/15/07
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)(b)	Rubicon Financial Insurance Services, Inc. Bylaws		10-QSB	03/31/07	3.1(ii)(b)	05/15/07
3.1(ii)(c)	Rubicon Real Estate & Mortgages, Inc. Bylaws		8-K		3.1(ii)(c)	05/15/07
10.7	Employment Agreement with Joel Newman		8-K		10.7	05/15/07
10.8	Stock Cancellation Agreement		8-K		10.8	08/06/07
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Sederoff, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Michael Sederoff, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing Rubicon Financial Incorporated Acquisition of Minority Interest in Broker/Dealer	X
99.2	Press Release Announcing Acquisition of its Second Financial Services Subsidiary	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

(Registrant)

By:/s/ Michael Sederoff

Michael Sederoff, Chief Financial Officer

(On behalf of the Registrant and as Principal Financial

Officer)

Date: August 16, 2007