Form 10QSB
period 2007-09-30
RUBICON FINANCIAL INC
filed 2007-11-13
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 9, 2007, was 9,724,273 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$1,315,208	$1,901,124
Accounts receivable	8,302	-
Prepaid expenses	128,012	-
Deposits	2,400	-
Employee advances	35,263	-
Interest receivable	400	326
Interest receivable - related party	1,347	-
Notes receivable	10,000	20,000
Notes receivable - related party	25,000	-
Total current assets	1,525,932	1,921,450

Fixed assets, net of accumulated depreciation of $10,257 and $447, respectively	50,453	41,143

Other assets:
Prepaid expenses	47,222	-
Investments	780,000	-
Total other assets	827,222	-

Total Assets	$2,403,607	$1,962,593

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$74,997	$119,211
Accrued expenses	22,284	-
Investment obligation	208,000
Deferred revenue	29,601	-
Accrued interest payable - related party	50,592	38,891
Notes payable	-	51,022
Note payable - related party	168,538	156,014
Total current liabilities	554,012	365,138

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and
outstanding as of September 30, 2007 and
December 31, 2006	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 9,724,273 and 11,337,773 shares issued and outstanding
as of September 30, 2007 and December 31, 2006, respectively	9,724	11,338
Common stock owed, but not issued, 514,790 and 575,000 shares as of September 30, 2007 and
December 31, 2006, respectively	515	575
Additional paid-in capital	11,480,109	2,908,087
Unamortized shares issued for services	(3,230,280)	-
Accumulated (deficit)	(6,410,473)	(1,322,545)
Total stockholders' equity	1,849,595	1,597,455

Total Liabilities and Stockholders' Equity	$2,403,607	$1,962,593

The Accompanying Notes are an Integral Part of These Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$112,077	$-	$245,778	$-

Expenses:
Direct costs	77,997	-	141,625	-
Consulting	913,780	-	1,004,655	-
Professional fees	57,484	24,000	288,227	41,450
Executive compensation	473,479	50,000	1,286,972	150,000
General and administrative expenses	208,582	8,318	402,576	19,567
Impairment of goodwill	-	-	2,234,200	-
Depreciation	3,507	-	9,588	-
Total expenses	1,734,829	82,318	5,367,843	211,017

Net operating (loss)	(1,622,752)	(82,318)	(5,122,065)	(211,017)

Other income (expense):
Interest expense	(1,813)	(3,057)	(5,219)	(2,170)
Interest expense - related party	(3,774)	(3,959)	(11,702)	(11,675)
Interest income	1,707	28	38,059	28
Interest income - related party	12,731	-	12,998	-
Total other income (expense)	8,851	(6,988)	34,136	(13,817)

Net (loss)	$(1,613,901)	$(89,306)	$(5,087,929)	$(224,834)

Weighted average number of common shares outstanding - basic
and fully diluted	13,298,252	10,779,077	13,682,296	10,751,692

Net (loss) per share - basic and fully diluted	$(0.12)	$(0.01)	$(0.37)	$(0.02)

The Accompanying Notes are an Integral Part of These Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net (loss)	$(5,087,929)	$(224,834)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	9,588	-
Impairment of goodwill	2,234,200	-
Donated services	-	150,000
Donated rent	-	12,750
Shares and options issued for services	2,029,167	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,172)	-
(Increase) in prepaid expenses	(175,234)	-
(Increase) in deposits	(2,400)	-
(Increase) in employee advances	(30,263)	-
(Increase) in accrued interest receivable	(358)	-
(Increase) in accrued interest receivable - related party	(621)	(28)
(Decrease) in accounts payable	(94,192)	6,891
(Decrease) in accrued expenses	10,032	-
(Decrease) in deferred revenue	18,728	-
Increase in accrued interest payable - related party	11,701	11,676
Net cash (used) by operating activities	(1,083,753)	(43,545)

Cash flows from investing activities
Proceeds for notes receivable	(10,000)	(20,000)
Proceeds for notes receivable - related party	(26,700)	-
Purchase of fixed assets	(16,595)	-
Purchase of investments	(327,000)	-
Net cash (used) by investing activities	(380,295)	(20,000)

Cash flows from financing activities
Cash acquired with the merger	933,207	-
Donated capital	456	-
Proceeds from notes payable	795	47,119
Payments on notes payable	(52,350)	(9,815)
Proceeds from notes payable - related party	-	8,640
Payments on notes payable - related party	(3,976)	(1,400)
Issuance of common stock	-	200,000

Net cash provided by financing activities	878,132	244,544

Net increase (decrease) in cash	(585,916)	180,999
Cash - beginning	1,901,124	1,505
Cash - ending	$1,315,208	$182,504

Supplemental disclosures:
Interest paid	$2,268	$2,539
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$2,029,167	$-
Shares issued for investment	$245,000	$-
Shares issued for acquisitions	$3,135,900	$-

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

The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly-owned subsidiary, Dial-A-Cup Corporation, a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”) on September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. our wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding shares of RFIS. On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada corporation. Effective May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc. our wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding shares of RREM.

The Company was previously in the development stage. During the period ended March 31, 2007, the Company emerged from the development stage with the acquisition of Rubicon Financial Insurance Services, Inc.

Note 2 – Summary of significant accounting policies

Concentration of credit risk for cash deposits

Financial instruments that potentially subject the Company to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2007, the Company had approximately $1,096,108 in excess of FDIC insured limits.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3 – Notes receivable

On January 2, 2007, the Company lent an additional $21,700 to an individual and extended the original $20,000 note receivable to March 31, 2008. The note bears interest at 6% per annum. During the nine months ended September 30, 2007, the note was assigned to Rubicon Real Estate and Mortgages, Inc. (RREM) and is eliminated upon consolidation.

During the nine months ended September 30, 2007, the Company advanced an employee $10,000. The note bears interest at 6% per annum and due on December 31, 2007. As of September 30, 2007, the interest receivable balance is $400.

During the nine months ended September 30, 2007, the Company loaned an executive of RREM $25,000. The loan was entered into prior to the acquisition of RREM. The note bears interest at 6% per annum and has been extended to March 31, 2008. As of September 30, 2007, the interest receivable balance is $1,347.

Note 4 – Notes payable

Short-term debt consists of the following at September 30, 2007:

September 30, 2007
Overdraft line of credit, $10,000 credit limit, unsecured, personally guaranteed by an officer and majority shareholder, interest at 14.25%	$ -0-

Business line of credit, $45,000 credit limit, unsecured, personally guaranteed by an officer and majority shareholder, interest at 8.75%	-0-

Business line of credit, $5,000 credit limit, unsecured, personally guaranteed by an officer and majority shareholder, interest at 9.75%	-0-

Demand note to a related party for $4,500, unsecured, non-interest bearing and due on demand.	4,500

Demand note to a related party for $8,000, unsecured, non-interest bearing and due on demand.	8,000

Promissory note to a related party for $156,038, unsecured, interest at 10%, due upon demand	156,038
$ 168,538

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest expense for the nine months ended September 30, 2007 and 2006 was $16,921 and $13,845 respectively. Interest payable to a related party was $50,592 and 38,891 as of September 30, 2007 and December 31, 2006, respectively.

Note 5 – Stockholders’ equity

On January 29, 2007, the Company issued 575,000 shares of its common stock as previously authorized.

On February 6, 2007, the Company issued 25,000 shares of its common stock pursuant to an employment agreement with its chief financial officer. The company recorded executive compensation expense totaling $61,250, the fair value of the underlying shares. Pursuant to the agreement, an additional 25,000 shares will be earned over the term of the agreement on a pro rata basis. As of September 30, 2007, an additional 8,957 shares had been considered earned and the Company recorded additional compensation expense in the amount of $18,657. At September 30, 2007 the shares were un-issued.

On February 1, 2007, the Company completed its Agreement and Plan of Merger with Rubicon Financial Insurance Services, Inc. Pursuant to the agreement, the Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding securities of RFIS at the date of closing. The Company recorded an investment in the amount of $136,500, the fair value of the shares issued pursuant to the agreement.

On February 6, 2007, the Company issued 5,000 shares of its common stock to an employee for services valued at $12,250.

On March 1, 2007, the Company issued 2,300,000 shares of its common stock as a signing bonus pursuant to an employment agreement with its executive vice president of business development. The Company recorded executive compensation totaling $2,760,000, the fair value of the underlying shares. The value of the common stock will be amortized over the term of the agreement on a straight line basis. During the nine months ended September 30, 2007, the executive compensation totaled $536,667.

On March 1, 2007, the Company issued 100,000 shares of its common stock for legal and accounting services previously provided. An expense totaling $120,000 was recorded as professional fees, the fair value of the underlying shares.

On March 3, 2007, the Company issued 45,000 shares of its common stock to Directors as consideration for their services. The Company recorded executive compensation expense totaling $36,000 and unamortized share issued for services of $18,250 to be expenses over the one year term of services.

On April 17, 2007, the Company issued 5,000 shares of its common stock to an individual as consideration for the consulting services rendered. The Company recorded consulting expense totaling $10,000, the fair value of the underlying shares.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 11, 2007, the Company completed its Agreement and Plan of Merger with Rubicon Real Estate and Mortgages, Inc. (RREM). Pursuant to the agreement, the Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding securities of RREM at the date of closing. The Company recorded an investment in the amount of $3,013,400, the fair value of the shares issued pursuant to the agreement.

On June 15, 2007, the Company completed its stock purchase agreement and purchased 24 shares of common stock of AIS Financial, Inc. (AIS). Pursuant to the agreement, the Company issued 100,000 shares of its common stock valued at $245,000 and $125,000 in cash in exchange for 24.9% of the outstanding securities of AIS at the date of closing. The closing is contingent upon the approval of the Continuance in Membership Application (CMA) with the Financial Industry Regulatory Authority (FINRA) for the change in management. Upon FINRA approval, the Company has the right to purchase the remaining 75.1% of AIS for $1.00.

On July 12, 2007, the Company issued 5,000 shares of its common stock to an individual as consideration for the consulting services rendered. The Company recorded consulting expense totaling $11,800, the fair value of the underlying shares.

On July 30, 2007, the Company issued 17,500 shares of its common stock to Directors as consideration for their services. The Company recorded executive compensation expense totaling $2,276 and unamortized share issued for services of $24,849 to be expensed over the one year term of services.

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

On August 3, 2007, the Company authorized the issuance of 4,444 shares of its common stock to its former CFO pursuant to his employment agreement. The Company recorded executive compensation of $7,360, the fair value of the shares. As of September 30, 2007 the shares were un-issued.

On August 29, 2007, the Company entered into a twelve month consulting agreement with Ms. Kathleen Mc Pherson for business development services. Pursuant to the agreement, the Company authorized the issuance of 500,000 shares of common stock which are considered fully vested and earned as a signing bonus. The Company recorded consulting expense in the amount of $875,000. Additionally the Company agreed to pay a monthly consulting fee of $15,000 in

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

cash and award an additional 500,000 shares of common stock based on performance milestones. As of September 30, 2007 the shares were not issued.

On September 4, 2007, the Company entered into a twelve month employment agreement with Mr. Tom Collier for service related to the development of information technologies. Pursuant to the agreement, the Company has agreed to Pay Mr. Collier a fee of $7,500 per month in cash and 1,389 shares of common stock per month. As of September 30, 2007 the shares were un-issued and the Company recorded non-cash consulting fees of $2,431.

Note 6 – Warrants and options

On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with the chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share. The aggregate fair value of the option grant totaled $1,299,325 and was expensed as executive compensation. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 4.70% risk free rate, 295% volatility, and an expected life of the option of 5 years.

On February 1, 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to its employment agreement between RFIS, its newly acquired wholly-owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. The holder will have the right to purchase up to 300,000 shares of the Company’s common stock at an aggregate purchase price of $735,000 or $2.45 per share.

On May 11, 2007, the Company granted options to purchase up to 200,000 shares of its common stock pursuant to its employment agreement between RREM, its newly acquired wholly-owned subsidiary, and its executive. The options vest at the rate of one option for every $2.00 of net income generated by RREM at the end of each fiscal year, based upon the RREM’s audited financial statements. The holder will have the right to purchase up to 200,000 shares of the Company’s common stock at an aggregate purchase price of $200,000 or $1.00 per share.

A summary of stock options and warrants as of September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/07:	-	$ -	100,000	$ 3.00
Granted	1,000,000	1.44	-	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 09/30/07:	1,000,000	$ 1.44	100,000	$ 3.00

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Related party transactions

Previously, the Company’s operations have been funded by the sole officer of Dial-A-Cup, our wholly owned subsidiary. As of September 30, 2007, total amounts loaned to the Company by this officer were $156,038. The proceeds loaned have been used to fund operations and for the development of a prototype of ISSG’s beverage dispenser. The note bears interest of 10% per annum and is due on demand. During the nine months ended September 30, 2007 and 2006, $11,702 and $11,675 of interest expense has been recorded related to the note, respectively.

As of September 30, 2007, Rubicon Financial Insurance Incorporated owed $12,500 to officers of the Company. The note is non-interest bearing and due on demand.

Note 8 – Acquisitions and investments

On February 1, 2007, the Company completed the purchase of RFIS, a private insurance company by acquiring 100% of the outstanding common stock of RFIS for a total purchase price of $136,500. The aggregate purchase price consisted of cash of $14,000 and 50,000 shares of its common stock valued at $122,500, the fair value of the common stock on the acquisition date. RFIS results of operations have been included in the consolidated financial statements since the date of acquisition. During the nine months ended September 30, 2007, the Company impaired $122,500 of the goodwill which resulted from the acquisition of RFIS.

On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada Corporation. The initial capitalization was $25,000 which consisted of cash.

On April 19, 2007, the Company completed its stock purchase agreement and purchased 24 shares of common stock of Maximum Financial Investment Group, Inc. (MFIG), a private brokerage firm. Pursuant to the agreement, the Company paid $50,000 in cash in exchange for 24.9% of the outstanding securities of MFIG at the date of closing. The closing is contingent upon the approval of the Continuance in Membership Application (CMA) with the Industry Financial Regulatory Authority (FINRA) for the change in management. If FINRA does not approve the transaction, the Company would continue to own 24.9% of the Company. The Company has recorded the investment in accordance with the equity method whereby the carrying value of the investment would adjust based on the net income or losses and any dividends paid. The net loss for the period from the purchase through September 30, 2007 was immaterial and therefore the investment was not adjusted at September 30, 2007.

On May 11, 2007, the Company completed the purchase of RREM, a private real estate and mortgage company by acquiring 100% of the outstanding common stock of RREM for a total purchase price of $3,013,400. The aggregate purchase price consisted of 1,159,000 shares of its common stock valued at $3,013,400, the fair value of the common stock on the acquisition date. RREM results of operations have been included in the consolidated financial statements since the date of acquisition. During the nine months ended September 30, 2007, the Company impaired $2,111,700 of the goodwill which resulted from the acquisition of RREM.

Rubicon Financial Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 15, 2007, the Company purchased 24.9% of AIS Financial, Inc. (AIS), a private brokerage firm. Pursuant to the agreement, the Company issued 100,000 shares of its common stock valued at $245,000 and $125,000 in cash in exchange for 24.9% of the outstanding securities of AIS at the date of closing. The Company has the right to purchase the remaining 75.1% of AIS for $1.00. The purchase of the remaining 75.1% is contingent upon the approval of the Continuance in Membership Application (CMA) with the Financial Industry Regulatory Authority (FINRA) for the change in management. If the FINRA does not approve the transaction, the Company would continue to own 24.9% of AIS. The Company has recorded the investment in accordance with the equity method whereby the carrying value of the investment would adjust based on the net income or losses and any dividends paid. The net loss for the period from the purchase through September 30, 2007 was immaterial and therefore the investment was not adjusted at September 30, 2007.

On June 28, 2007, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, RFI Sub, Inc., a California corporation and wholly-owned subsidiary of the Company (“Sub”), and Grant Bettingen, Inc., a California corporation (“GBI”). Under the terms of the Merger Agreement, RFI will be merged with and into GBI, with GBI as the surviving corporation and new wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of GBI shall be canceled and converted into a pro rata share of 1,200,000 shares of the Company’s restricted common stock and $974,000 in cash. The cash consideration, subject to certain adjustments based upon undisclosed liabilities or claims against GBI specified in the merger agreement, will be paid in two installments: 50% at the time of closing and the remaining 50% on the first anniversary of the closing date. The shares issued by the Company also carry piggyback registration rights. The transaction is still pending and will terminate January 1, 2008. The closing is contingent upon the approval of the Continuance in Membership Application (CMA) with the Financial Industry Regulatory Authority (FINRA) for the change in management.

On September 7, 2007 the Company entered into an amendment to the agreement and plan of merger whereby GBI agreed to sell to the Company 15% of its outstanding shares prior to the closing for cash in the amount of $360,000 payable in installment over 150 business days. Pursuant to the agreement, the payment schedule is as follows and may be terminated at any time by either party; (1) $100,000 on August 31, 2007 (2) $52,000 within 30, 60, 90, 120 and 150 days of closing. Further, the amendment extended the original termination date from January 1, 2008 to March 31, 2008. As of September 30, 2007, the Company has paid the initial two installments of $100,000 and $52,000. Further, the Company has recorded the full investment amount of $360,000 as an equity security available for sale, at its initial cost in accordance with FAS 115 and accrued the remaining balance of $208,000 due under the terms of the agreement as a current investment obligation.

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

Item 2. Management’s Discussion and Analysis

OVERVIEW OF CURRENT OPERATIONS

We are a publicly-traded financial service holding company with three wholly-owned operating subsidiaries: (i) Rubicon Financial Insurance Services (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in the State of California; (ii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provides professional assistance in the fields of residential and commercial real estate and mortgage loans in California; and (iii) Dial-A-Cup, which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand.

On July 31, 2007, we entered into a Separation and Distribution Agreement with our wholly-owned subsidiary, Dial-A-Cup, whereby we agreed to spin-out at least 50% of the shares of Dial-A-Cup common stock owned by us to our shareholders on a one for ten basis. The Separation and Distribution Agreement also provides that Dial-A-Cup will take all of the businesses, assets and liabilities relating to the Dial-A-Cup business previously held by us. Dial-A-Cup intends to file a registration statement on Form SB-2 to register the shares of Dial-A-Cup common stock to be distributed and the record date will be set as the 10th day following effectiveness of the registration statement. As of the date of this filing, the Form SB-2 has not been filed.

Concurrent with the Separation and Distribution Agreement, we entered into a Stock Cancellation Agreement between us, Dial-A-Cup and our then majority shareholder, Timothy McDermott under the terms of the stock cancellation agreement. Mr. McDermott transferred 3,100,000 shares of our common stock to certain individuals affiliated with us and agreed to cancel 6,000,000 shares of our common stock.

Overview of Financial Services

We have established our headquarters in Orange County, California to capitalize on the large and affluent demographic base for our products in the financial services industry. The types of financial services we offer are: insurance, both personal and commercial; mortgage loan and real estate services, both residential and commercial; and in the future we intend to offer retail brokerage services; securities market making; on-line trading; as well as investment banking services for small to mid-sized companies. Each subsidiary providing these services will be an individually licensed corporation doing business under the parent holding company and is intended to allow us to become a unique, single-source, financial services provider.

In addition to our operating subsidiaries, we entered into a merger agreement with Grant Bettingen, Inc. (“GBI”), a licensed firm providing diversified investment banking and securities transaction services.  The merger with GBI is subject to closing conditions, including approval by the Financial Industry Regulatory Authority (“FINRA”), previously known as NASD, of GBI’s change in management/ownership. Upon closing of the merger, GBI will become another of our wholly-owned subsidiaries. Additionally, on September 7, 2007 we entered into an amendment agreement with GBI whereby the termination date of the merger was extended to March 31, 2008 and we executed a Share Purchase Agreement with GBI whereby we purchased 16 shares, approximately 15% of GBI, prior to the consummation of the merger. In the event the merger is not consummated, GBI shall have the right to repurchase the shares from us for 24 months from the date of the merger termination.

We have also acquired 24.9% interest in two FINRA licensed broker/dealers; Maximum Financial Investment Group, Inc. (“Maximum”) and AIS Financial, Inc. (“AIS”).  Maximum focuses on wholesale and online trading and AIS focuses on retail and institutional business.  Additionally, we have the right to purchase the remaining 75.1% of AIS upon certain conditions, mainly the approval by FINRA of AIS’ change in ownership, which we anticipate satisfying during fiscal 2008.

In addition to the mergers and acquisitions completed, we have entered into several other non-binding letters of intent to acquire additional businesses in the financial services industry.  As we continue to expand our operations into a new line of business of an independent boutique firm offering multiple financial services, we intend to continue to acquire other financial service companies to eventually become a single-source provider of financial services to our clientele, with Rubicon being the holding company of these various financial services entities. We intend to utilize a cross-marketing strategy between all of the acquired companies to provide various product offerings to clients with the ability to gather all the assets and financial services of clients specific and customized to their needs.

Results of Operations for the nine months ended September 30, 2007.

We are in the early stage of developing our financial services platform and currently have minimal revenues from RFIS, our insurance services division, and RREM, our real estate and mortgages division.  Our operations to date have been limited to the expansion of insurance services, real estate and mortgages services, acquiring interests in broker/dealers and the evaluation of prospective acquisitions. We are seeking financing opportunities to acquire additional businesses in order to enhance the design of our development plans thereby expanding the financial services we are able to provide to our clientele.

Revenues for the three and nine months ended September 30, 2007 were $112,077 and $245,778, respectively, compared to $0 for the same periods in 2006. We anticipate continued growth in revenue as a result of our mergers with RFIS and RREM, our equity interests in Maximum and AIS as well as the eventual merger with GBI.

We are continuing to expand insurance product availability as well as extending our marketing area throughout the southwest. During the second quarter of 2007, we began the integration of residential and commercial real estate sales and mortgage loans in California in our financial services offerings. The integration of these two business areas may be harmed by the impact of delinquencies in the “sub prime” mortgage market but as a result of our recent entry into the mortgage lending business, we have currently not been significantly impacted by losses suffered by this industry as a whole. However, we do not anticipate any significant revenues unless we are able to complete additional acquisitions or successfully develop new services in connection with the development activities planned for 2007. Accordingly, the insurance and real estate and mortgages operations reflected in the quarter ended September 30, 2007 are not necessarily indicative of future operations.

Our expenses to date have consisted principally of executive compensation and professional fees.  Executive compensation totaled $1,286,972 for the nine month period ended September 30, 2007. This consisted primarily of shares issued and grants of options given in order to secure our executive management team. The amounts relating to the fair value of shares issued pursuant to executive employment agreements was $624,623 and the fair value of options granted was $324,831. Our executive compensation paid in cash per employment agreements was $337,518. We expect these costs to increase as we proceed with our acquisition and development plans.

In connection with the RFIS and RREM merger we recorded goodwill because the liabilities assumed exceeded assets acquired. Goodwill was impaired by $2,234,200 and recorded as an expense for the nine months ended September 30, 2007. Net cash used by operating activities for the nine months ended September 30, 2007 and 2006 was $1,083,753 and $43,545, respectively. We had a net loss for the same periods of $5,087,929 and $224,934 or $0.37 and $0.02 per share, respectively.

Operation Plan

During the next twelve months we plan to seek financing opportunities to enhance our growth plan that will include the acquisition of private companies in the financial services industry beyond our current acquisitions or interests in financial services entities.

During the first half of 2007, we completed mergers with RFIS and RREM and entered into a merger agreement with GBI. Further, we acquired 24.9% of both Maximum and AIS. During the quarter ended September 30, 2007, we entered into a Share Purchase Agreement with

GBI and purchased 16 shares, or approximately 15%, of GBI prior to the merger being completed. We also formed a wholly-owned subsidiary, Rubicon Securities, Inc. during the first quarter of 2007 for the purpose of developing a securities trading business. We have entered into a consulting agreement for assistance in the development of this business line and anticipate operations within the next twelve months.

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

Because of our limited operating history we have yet to generate any significant revenues from our financial service platform (only $245,778 through September 30, 2007). Our activities have been limited to the development of insurance services, development of residential and commercial real estate sales and mortgage loans and the negotiation of various acquisitions. Consequently, we have incurred the expenses of a start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential acquisitions; (ii) the ability to develop existing services; (iii) the ability to complete the GBI merger; (iv) the ability to purchase the remaining equity interests in AIS; and (v) the ability to fully implement our development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, or that we will be able to obtain additional funding to increase our current capital resources.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital. During the second half of 2006 we raised approximately $2,200,000 through two private placement offerings. As of September 30, 2007, we had available cash of $1,315,208. We believe these funds will help progress our move into the financial services industry and will assist in potential mergers and acquisitions of financial services entities. However, if and when our funding requirements increase, we may raise additional funds through either equity or debt financing.

In the past, in order to obtain cash resources for Dial-A-Cup, we entered into two business lines of credit with a bank for a maximum of $50,000, plus an additional $10,000 overdraft protection for our checking account. The interest rate for utilizing the lines of credit, range from 8.75% to 14.25% and a small annual fee is required to maintain the credit facilities. As of September 30, 2007, all balances were paid in full.

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

Currently we have full-time employment agreements in place with two our executive officers; Joseph Mangiapane, Jr. (CEO) and Thomas Jandt (EVP of Business Development). The parent company has a total of 5 full time employees including the officers listed above.

In conjunction with the RFIS merger, RFIS entered into an employment agreement with Todd Torneo, to serve as its President. Currently, RFIS has 3 full time agents and 1 administrative person.

As a result of the merger with RREM, RREM entered into an employment agreement with Joel Newman, to serve as its President. Additionally, RREM has 2 full time personnel assisting in the mortgage and real estate units of RREM.

During the quarter ended September 30, 2007, we entered into a consulting agreement with Kathleen McPherson whereby she agreed to provide consulting services in the area of corporate structure, marketing, strategic alliances, and other matters relating to our management and growth. The consulting agreement will expire on August 30, 2008 or upon a formal employment agreement being executed with Ms. McPherson.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2007 compared to December 31, 2006.

	September 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$1,525,932	$1,921,450	$(395,518)	(21%)

Current Liabilities	$554,012	$365,138	$188,874	52%

Working Capital	$971,920	$1,556,312	$(584,392)	(38%)

Prior to the private placements at the end of 2006, the inventor of Dial-A-Cup’s product primarily funded our operations. As of September 30, 2007, total amounts owed in principal and interest to this individual was $210,532. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the nine month period ended September 30, 2007, we recorded $11,702 of interest expense related to the note. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

During the last half of 2006, we conducted two private placements and raised approximately $2,200,000. We believe the $1,315,208 cash on hand at September 30, 2007, and anticipated funds from recently acquired operations will be sufficient to sustain operations for fiscal 2007. However, we may need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

Concentration of credit risk for cash deposits: Financial instruments that potentially subject the Company to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2007, the Company had approximately $1,096,108 in excess of FDIC insured limits.

Recent Accounting Developments

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attributed for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for all fiscal years beginning after December 15, 2006.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Relating To Our Business and Marketplace

During the 2007 year, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “sub prime” mortgage loans, which may materially impact our real estate and mortgage subsidiary.

“Sub prime” mortgage loan defaults could adversely impact the operations of our real estate and mortgage division. In addition, sub prime mortgage loan defaults began to increase with respect to mortgages considered to be of less credit risk than “sub prime” mortgages. It is expected that mortgage default rates will continue to increase at least throughout the remainder of 2007 and possibly through the first half of 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the ability of buyers of residential properties to acquire single family residences, in addition to reductions in the value of investment portfolios containing securities affected by such mortgages. Because the real estate and mortgage division is highly dependent upon fees and commissions based upon sales and financings related to residential and investment properties, the downward trend in “sub prime” mortgages may materially impact our results of operations on a consolidated basis.

During the first quarter of 2007 it was determined we no longer qualified as being in the development stage. We emerged from the development stage through our acquisition of RFIS but continue to have a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were previously in the business of designing and developing a hot beverage dispenser, but we have recently focused on developing a business in the financial services industry. Additionally, during the third quarter of 2007, we agreed to spin-out at least 50% of our interest in our subsidiary, Dial-A-Cup. At the end of the third quarter, we have yet to generate significant revenues from operations and have been focused on acquiring financial services companies. Although we have completed two acquisitions of financials service entities and Dial-A-Cup has received two patents and one additional patent pending, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our main focus and pursuit is currently in the financial services industry, which is a completely new line of business and there is no guarantee that our business operations will prove to be successful or that it will be profitable.

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

During the nine months of 2007, we completed two mergers with (i) Rubicon Financial Insurance Services, Inc. and (ii) Rubicon Real Estate and Mortgages, Inc. At the end of the second quarter we also entered into an agreement and plan of merger with Grant Bettingen, Inc., and then subsequently acquired approximately 15% of GBI during the third quarter of 2007. Additionally, we have acquired minority interests in two FINRA broker / dealers. We have also entered into additional non-binding letters of intent to acquire more businesses involved in the financial services industry. Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations. We may not be able to complete all of these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provide the required audited financial statements.

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

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations beyond the first quarter of fiscal 2008. Therefore, we may need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

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

We face intense competition for qualified employees from businesses in the financial services industry. Our performance is highly dependent upon our ability to attract, retain, and motivate highly skilled, talented employees. These professionals are regularly recruited by other firms and may choose to change firms, in which case their clients may choose to move their assets. Given our relatively small size compared to some of our anticipated competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

Regulatory capital requirements and our holding company structure may adversely affect our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations.

We have executed definitive agreements to acquire two broker / dealers (i) Grant Bettingen, Inc. and (ii) AIS Financial, Inc. Upon consummation of these acquisitions, each will become our wholly owned subsidiary. Each of these broker-dealers is subject to the SEC’s uniform net capital rule, Rule 15c3-1, which sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. As we are a holding company, we will depend on dividends and other payments from our subsidiaries to fund all payments on our obligations, including any debt obligations, and potential working capital requirements. These regulatory restrictions may impede our access to funds. In addition, underwriting commitments require a charge against net capital and, accordingly, our broker/dealer subsidiaries, when acquired, ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the applicable net capital regulations. Each of our broker-dealer subsidiaries will also be subject to certain notification requirements related to withdrawals of excess net capital.

We are subject to strict government regulations and the failure to comply could result in disciplinary actions.

The securities industry in the United States is subject to extensive regulations under both Federal and State laws. Broker-dealers, such as GBI and AIS, and investment advisors are subject to regulations covering all aspects of their business. Recently, the securities industry has experienced a great deal of negative exposure due to alleged underwriting negligence, conflicts of interest, research improprieties and mutual fund trading improprieties. As a result, regulatory agencies and the U.S. government have intervened in an attempt to resolve these various issues. In addition, the SEC, FINRA, other self-regulatory organizations, and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees.

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

In addition, our operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, FINRA, other self-regulatory organizations, and state securities commissions, or changes in the interpretation or enforcement of existing laws and rules including, but not limited to, existing regulations which restrict communications between our research analysts and our other departments. We cannot assure you that such future regulations will not require us to implement additional compliance policies and that such policies will not materially increase our compliance expenses or otherwise adversely affect our business, financial condition and operating results.

We engage in the securities business that subjects us to the specific risks of that business.

The securities business is by its nature subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the execution of securities transactions, and litigation. Our business and profitability are affected by many other factors, including:

• Volume, size and timing of securities transactions;

• Demand for investment banking services;

• Level and volatility of interest rates;

• Availability of credit;

• Volatility of equity and debt securities held in inventory;

• Legislation affecting the business and financial communities; and

• The economy in general.

Conditions in the financial markets and the economy generally have a direct and material impact on our results of operations and financial condition. For example, our investment banking revenue, in the form of underwriting discounts, placement agent fees, and financial advisory fees, is directly related to the volume and value of the transactions in which we are involved. When uncertain or unfavorable market or economic conditions exist, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for our investment banking services and increasing price competition.

A downturn in the financial markets may also result in a decline in the volume and value of trading transactions. This could lead to a decline in the revenue we receive from commissions on the execution of trading transactions and a reduction in the value of our trading positions, commissions and spreads. Sudden sharp declines in market values of securities can result in illiquid markets, making it more difficult to resell securities we own and decreasing our trading activities generally, and the failure of counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from clients.

We may not be able to compete successfully with other companies in the securities industry.

The securities industry is extremely competitive and our overall business will be adversely affected if we are unable to compete successfully. In recent years, significant price competition in many areas of our business, including pressure on trading spreads and commissions have reduced financial service firms’ profit margins. We believe that price competition in these and other areas will continue as some of our competitors seek to obtain market share by reducing fees, commissions, or spreads. Many of these companies are larger than we are, have greater financial resources and may be more willing to lend money to businesses in connection with providing them with financial advisory services. In our proposed capital markets and investment banking businesses, we would compete against larger national and international firms with much larger capital bases that allow them to underwrite larger offerings and hold much larger trading positions.

Further, consolidation in the securities industry fostered in part by changes in the regulatory framework in the U.S. has also increased competition, bolstering the capital base, product diversification, and geographic reach of some of our competitors. Finally, the emergence of alternative securities and futures trading systems via the internet and other media has offered a potentially less expensive alternative to our services. If this trend toward using alternative trading systems continues to grow, it may adversely affect our commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and result in the creation of new and stronger competitors.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC

Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have not been late in any of our SEC reports through September 30, 2007.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

Our Chief Executive Officer, Joseph Mangiapane, Jr., and Principal Financial Officer, Terence Davis, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Messrs. Mangiapane and Davis concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

On August 3, 2007, we issued 2,500 shares (a total of 17,500) of our restricted common stock to each of our current six directors and to our one newly elected director as consideration for their services.

On August 3, 2007, we issued 5,000 shares of our restricted common stock to a consultant pursuant to a consulting agreement.

On August 3, 2007, we authorized the issuance of 4,444 shares of common stock to our former Chief Financial Officer pursuant to his employment agreement. As of the date of this filing, the shares have not been issued.

On August 29, 2007, we authorized the issuance of 500,000 shares of common stock to Ms. Kathleen McPherson pursuant to her consulting agreement. Additionally, we agreed to issue an additional 500,000 shares of common stock based on conditions being met in the consulting agreement. As of the date of this filing, the shares have not been issued.

On September 4, 2007, we authorized the issuance of 1,389 shares of common stock per month to Mr. Tom Collier pursuant to his consulting agreement. As of the date of this filing, the shares have not been issued.

We believe that the issuance of shares was or will be exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Canceled Shares

On August 22, 2007, the former majority shareholder of the Company submitted 6,000,000 shares of our common stock for cancellation pursuant to a “Stock Cancellation Agreement” executed on July 31, 2007. The shares were canceled prior to September 30, 2007.

Issuer Repurchases during the Quarter.

We did not repurchase any of our securities during the quarter ended September 30, 2007.

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

On September 4, 2007, we entered into an employment agreement with Tom Collier to serve as our Vice President of Information Technology. The agreement is for a one year term commencing on September 1, 2007 and expiring on August 31, 2008, with the option to renew by mutual written agreement unless otherwise terminated as described in the agreement. Pursuant to the Employment Agreement, Mr. Collier will receive $7,500 a month in compensation. In addition, the Company agreed to issue 1,389 shares of its common stock per month up to a total of 50,000 shares; however, Mr. Collier will only receive shares each month that he remains employed by the Company or one of its subsidiaries. Mr. Collier will also be eligible to participate in the Company’s Stock Options Plans and Stock Purchase Plans. A copy of Mr. Collier’s agreement is attached hereto as Exhibit 10.11.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.7	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07

2.7(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K	2.7(b)	09/14/07
2.8	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K	2.8	08/06/07
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K	3.1(i)(g)	08/01/07
10.8	Stock Cancellation Agreement		8-K	10.8	08/06/07
10.9	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K	10.9	09/14/07
10.10	Consulting Agreement with Ms. Kathleen McPherson		8-K	10.10	09/14/07
10.11	Employment Agreement with Mr. Tom Collier	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

(Registrant)

By:/s/Terence Davis

Terence Davis, President

(On behalf of the Registrant and as Principal Financial

Officer)

Date: November 13, 2007