Form 10-K
period 2007-12-31
RUBICON FINANCIAL INC
filed 2008-03-31
CIK 1103977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

RUBICON FINANCIAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19200 Von Karman Avenue, Suite 350
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 798-7220

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court, 11th Floor

Newport Beach, CA 92660

(949) 798-5541

Fax (949) 258-5112

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐Yes	☒	No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐    No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,092,644 based on a share value of $2.36.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 11,418,230 shares of common stock, $0.001 par value, outstanding on March 24, 2008, which includes 693,957 shares authorized but unissued.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders anticipated to be held in the second quarter of 2008 are incorporated into Part III

RUBICON FINANCIAL INCORPORATED

FORM 10-K

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In this form 10-K references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to Rubicon Financial Incorporated and its wholly owned operating subsidiaries, Rubicon Financial Insurance Services, Inc., Rubicon Real Estate and Mortgages, Inc. and Dial-A-Cup, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.rubiconfinancial.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Rubicon Financial Incorporated, 19200 Von Karman Avenue, Suite 350, Irvine, California 92612.

PART I

ITEM 1. BUSINESS.

Rubicon Financial Incorporated is a California based financial services holding company. Our subsidiaries, Rubicon Financial Insurance Services, Inc. “RFIS” and Rubicon Real Estate and Mortgages, Inc. “RREM”, operate in the financial services industry and currently offer insurance and real estate/mortgage based services. We intend to acquire additional private companies in this industry to achieve our goal of becoming a single source provider of financial bundled services. We have executed definitive agreements with two companies and upon consummation of these acquisitions we will offer securities based services including brokerage, market making and investment banking. The acquisitions of these companies are intended to enable us to act as a provider of comprehensive financial services. We believe that we will be able to provide value added services to our c! lientele by cost reductions brought about by increased efficiencies and cross marketing opportunities.

We currently employ18 people at our executive office located at 19200 Von Karman Avenue, Suite 350, Irvine, California 92612. Our telephone number is (949) 798-7220 and our website address is www.rubiconfinancial.com. The information on our website is for information purposes only and is not incorporated by reference into this report.

Business Development

We were originally incorporated in Delaware on April 28, 1986 under the name Art World Industries, Inc. On August 6, 2002, we changed our name to ISSG, Inc. In addition, on March 9, 2004, we completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation, a New York Corporation, which was redomiciled in Nevada on May 18, 2007. Further, on June 2, 2005, we completed a merger with Rub Investments Ltd., (“Rub”) a company reporting under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Following the merger with Rub, in accordance with Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we were the successor issuer to Rub for reporting purposes under the Exchange Act. Lastly, on September 6, 2006, we changed our name to Rubicon Financial Incorporated.

In the fourth quarter of 2006, we changed our corporate focus to the financial services industry with our goal to become a single source provider of financial related services. In 2007, we completed the acquisition of our first two financial services entities, (i) Rubicon Financial Insurance Services, Inc. (“RFIS”), and (ii) Rubicon Real Estate & Mortgages, Inc. (“RREM”).

OUR BUSINESS

OVERVIEW

We have established our headquarters in Orange County, California to capitalize on what our management believes to be a large and affluent demographic base for our products. The types of financial services we offer are: insurance, both personal and commercial; mortgage loan and real estate services, both residential and commercial; and in the future we intend to offer retail brokerage services; securities market making; on-line trading; as well as investment banking services for small to mid-sized companies. Each subsidiary providing these services will be an individually licensed corporation doing business under the parent holding company and is intended to allow us to become a single-source, financial services provider.

When future acquisitions of private financial service companies occur, we anticipate that acting as independent licensed corporations each offering multiple financial services should allow us to capitalize on a cross-marketing strategy between our financial service affiliates and internal referrals. The marketing strategy between our financial service affiliates requires strict adherence to Regulation S-P and the stated Privacy Policy of each affiliate and with the protection of client information the first priority in our operations. Furthermore, we intend to provide a broad variety of product offerings to our clients. We believe this will enable us to consolidate a much higher percentage of the assets and financial service needs of clients, as well as customize services to their specific needs.

INSURANCE

Rubicon Financial Insurance Services, Inc.

Through RFIS, we offer commercial, life, health and personal lines insurance products provided by top rated insurance companies. RFIS has established relationships with larger preferred insurance carriers as well as general insurance agents in an effort to offer insurance products from a vast array of providers, both preferred and non-standard, at beneficial rates to clients. RFIS currently is licensed in California and Nevada, and is in the process of obtaining non-resident licensing for Oregon, Texas, and Arizona. RFIS’ long-term goals include having the capability to write insurance in other States located in the West, Southwest, and Southeast.

RFIS currently works closely with Hartford, Travelers, Safeco and First American in an effort to provide personal lines and commercial property and liability policies. RFIS also has multiple relationships with other Property and Casualty Insurers in order to diversify its palate of services in the personal and commercial lines of property casualty insurance. RFIS has established a presence in the commercial auto sector specific to trucking and public auto Insurance.

With regard to the Life and Annuity products, RFIS works with some of the largest life insurance and annuity companies in the United States. RFIS currently provides life insurance and annuities for individual customers, and has the ability to supply these products on a wholesale level to the institutional market as well. RFIS also specializes in long-term care insurance, worker’s compensation, as well as disability and group health insurance. RFIS believes it has positioned itself to facilitate the needs of any business or individual requiring risk management services.

RFIS markets its services to other financial services companies by implementing what management has titled the “Innovative Insurance Integration” (i3) marketing plan. This plan targets the real estate and mortgage sector, individual tax accountants, tax attorneys, stockbrokers and investment banking firms. The essence of the “i3” marketing approach is to integrate its insurance products into the services offered by these companies and to effectively bundle insurance and other financial services together.

By implementing the “i3” marketing approach, RFIS hopes to become the preferred outlet for insurance services for all of its referral partners. With regards to the mortgage and real estate sector, RFIS is able to provide new homebuyers and clients refinancing loans with homeowner’s, automobile and life insurance products. When working with tax attorneys and tax accountants, RFIS can implement life insurance and annuities that will compliment existing retirement plans and structure transactions intended to create tax advantages for their clients. RFIS currently partners with securities brokers to provide insurance products necessary for the broker to achieve their client’s goals, such as term and universal life insurance, annuities, and long term care insurance. Finally, investment-banking firms can work with RFIS to provide directors and officers insurance, error! s and omissions insurance, and key man insurance for their corporate clientele.

RFIS has established relationships with partners in each of the sectors described above and has developed a shared outlook portal (insure2fund.com) to acquire and communicate referral information with its partners. RFIS hopes that as it builds a well-known reputation in the local community for its products and service, its business partners will continue to expand and RFIS will add new and diverse financial service related partners to its resources for all clients.

REAL ESTATE AND MORTGAGE

Rubicon Real Estate and Mortgages, Inc.

Rubicon Real Estate and Mortgages, Inc., (“RREM”), provides “full service” real estate sales and listing services, and also originates real estate loans directly to customers, at competitive pricing to the market. “Full service” constitutes a similar suite of services that ‘full price’ realty companies utilize, including listing the property in the MLS, holding open houses, providing flyers and other print and Internet marketing, regular networking with other agents to promote the property, consultation with the seller on how to ‘stage’ the property, experienced contract negotiation with the other agent, and providing the proper paperwork in a complete and timely manner as required by the California Department of Real Estate. Particular emphasis of the retail portion of RREM is the location and acquisition of investment properties for! RREM clients and clients of other divisions of Rubicon.

Two unusual programs offered by RREM are attorney assisted loan modification and short sales of properties. In attorney assisted loan modification, an existing loan is reviewed for violations of federal and state law and the discovery of violations are used to reduce the rate and term of the loan with the existing lender in an attempt to keep the borrower in the home. A short sale is the sale of the property at below the loan amount. RREM either arranges the purchase of a short sale home or processes the short sale for another real estate office or investor.

In February of 2008, we formed a REO Acquisition & Disposition (“RADD”) Division RREM. RADD was established to address growing demand for bulk asset pool transactions in real estate backed assets, which includes performing and non performing notes, as well as in bank owned properties known as REOs. RADD was designed to offer customers with distressed pools of real estate backed assets the opportunity to present these assets to institutional buyers at a discount to the appraised market value of the property. This provides a potential purchasing opportunity at below market prices for buyers and may allow RADD’s institutional clients to recapitalize their lending or debt management divisions balance sheets in an attempt to return to “cash flow positive” on debt portfolios by lending out these newly replenished funds to new higher quality borrowers.

Our management anticipates poor market conditions in Southern California for the years 2008 through 2012, therefore, the attorney assisted loan modification and short sale program are expected to provide the bulk of the division’s profits. Good opportunities for the acquisition and retention of investment properties providing positive cash flow for investors can be expected to take place during this period as well.

SECURITIES

Grant Bettingen, Inc. (“GBI”)

On June 28, 2007, we entered into an Agreement and Plan of Merger by and among us, RFI Sub, Inc., a California corporation (our wholly-owned subsidiary), and GBI pursuant to which RFI Sub, Inc., will merge with GBI, with GBI emerging as the surviving corporation and our wholly owned subsidiary. Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of GBI shall be cancelled and converted into a pro rata share of 1,200,000 shares of our restricted common stock and $974,000 in cash. The cash consideration, subject to certain adjustments based upon undisclosed liabilities or claims against GBI specified in the merger agreement, will be paid in two installments: 50% at the time of closing and the remaining 50% on the first anniversary of the closing date.

On September 7, 2007, we amended the Merger Agreement to extend the termination date from January 31, 2008 to March 31, 2008, which was subsequently extended on January 23, 2008, by Amendment No. 2 to the Merger Agreement, to June 30, 2008. Further, under the terms of Amendment No. 2 we deposited $200,000 with GBI (the “Net Capital Deposit”), which was to be used by GBI to maintain its net capital at $200,000. Under the terms of the Merger Agreement, as amended, Merger Sub will be merged with and into GBI, with GBI as the surviving corporation and our new wholly owned subsidiary.

On September 7, 2007, we executed a share purchase agreement for the purchase of 16 shares of GBI, which represents approximately 15% of the issued and outstanding equity shares of GBI. In consideration for the shares, we agreed to pay a total of $360,000 in the following increments: $100,000 previously paid on or about August 31, 2007 and an additional $52,000 every 30 days from the day of closing up until the total of $360,000 has been paid. This cash consideration is in addition to the consideration described above. On March 18, 2008, the share purchase agreement was amended and we agreed to purchase an additional 9 shares of GBI common stock (which represents approximately 6% of the outstanding securities of GBI following completion of this additional purchase, bringing our total equity ownership in GBI to approximately 21%) for an additional $400,000, payable in the following increments: conversion of the $200,000 net capital deposit previously deposited with GBI in January 2008; $100,000 that was advanced to GBI on February 29, 2008; and an additional $100,000 in three equal installments over the 90 days following execution of the amendment to the share purchase agreement. This consideration is in addition to the previously negotiated consideration set forth in the Merger Agreement and the consideration set forth in the Share Purchase Agreement. In addition, under the terms of Amendment No. 1 to the Share Purchase Agreement, Rubicon agreed: (i) to sublet certain office space from GBI if the Merger is not consummated by the Termination Date; and (ii) not to solicit any employee or representative of GBI for a period of three years should the CMA not be approved. Conversely, GBI agreed that should a new CMA application be required to complete the Merger, it will retain current management personnel through the end of the new CMA application process.

In the event the merger is not consummated, GBI has the right to repurchase the initial 16 shares from us for a period of 24 months from the termination date of the merger. If at the time of the merger termination, GBI is performing at a level above 50% but below 100% of the business plan, which will be measured by an increase in revenue and net income, then the repurchase price will be the full consideration amount of $360,000. However, if GBI’s performance is equal to or exceeds 100% of the business plan, then a 25% premium will be added to the repurchase price for a total of $450,000. Finally, if GBI’s performance is equal to or less than 50% of the business plan, then a 25% discount shall be deducted from the repurchase price for a total of $270,000.

The completion of the merger is subject to the satisfaction of several conditions, including the following: (i) FINRA approval of GBI’s Continuation in Membership Application; (ii) the execution of employment agreements between the Surviving Entity and key GBI employees; the execution of an employment agreement between GBI and Grant Bettingen as well as a non-competition agreement from Grant Bettingen; (iv) the delivery by GBI of audited financial statements; and (v) such other customary conditions with respect to transactions of this type. We expect to close the merger during fiscal 2008.

Business of GBI

GBI is a full service broker-dealer and member of the FINRA, providing retail and institutional securities services as well as investment banking, trading, brokerage and financial planning services. GBI was formed and has been located in the Newport Beach-Irvine, California area since 1985. GBI has developed name recognition legacy, as well as institutional branding for syndicate and wholesale business, operating as a securities broker-dealer and investment banking firm for more than twenty years. GBI has dual clearing agreements and is a correspondent firm with Penson Financial Services and Wedbush Morgan Securities.

GBI is registered with the Securities and Exchange Commission and is a member of FINRA and the Securities Investor Protection Corporation. GBI is also a Registered Investment Advisor registered with the Securities and Exchange Commission and is also licensed as a General Insurance Agency. GBI is licensed to conduct its brokerage activities in 45 states and the District of Columbia and is currently approved to expand to 100 registered representatives and 10 branch offices.

Investment Banking

GBI focuses on Micro Cap and Small Cap public companies. The preferred relationship with corporate clients of the firm is to provide complete investment banking services, including advisory services, corporate finance for public and private enterprises, securities transactions, trading, syndication, mergers and acquisitions, reorganizations, reverse mergers, PIPEs, and merchant banking. The firm also has experience in private equity placement, for both public and private companies. Clients can contract for comprehensive service or select any combination of investment banking services to meet their needs and the growth stage of their enterprise.

Trading and Brokerage

GBI has established affiliations with highly regarded marker makers, which allows GBI’s customers more effective and efficient execution of orders. In the past, GBI’s trading as dealer has been conducted primarily with other dealers in the “wholesale market” and in support of investment banking clients. Services are directed to the needs of firms listed and trading as NASDAQ Capital Market, AMEX, Over-the-Counter Bulletin Board and Pink Sheets needing liquidity sources, stock price support and order management. GBI’s business plan subsequent to the merger includes expansion of full service trading platform including market making to accommodate both retail and institutional clients. Trading personnel experienced in market making are currently employed by GBI and stand ready to expand trading activities upon completion of the merger and approval by FINRA. ! GBI provides brokerage services to individuals, institutions and its investment banking corporate clients. GBI’s account executives handle large, complex portfolios. Institutional brokerage services are provided to corporate clients and fund managers of income, equity and hedge funds. Corporate clients are provided with the benefits of trading, extensive knowledge of market making, and investor relations services. Multiple securities clearing platforms available allow GBI to accommodate the widest range of client account requirements.

Investment Advisory

GBI is registered with the SEC as a Registered Investment Advisor. GBI currently offers investment advisor services providing fee-based account services to clients. In addition to customized fee-based account management, GBI offers a broad professional investment advisory platform allowing account executives and their clients to select from a premier group of professional money managers to manage client assets. Financial Planning services and products are provided to support the needs of GBI’s high net worth/income clients, including their need for insurance, annuity, tax planning, and estate planning. Full service financial planning and investment advisory services are offered to serve the growing needs of corporate executives introduced to the firm through its investment banking activity.

AIS Financial, Inc. (“AIS”)

On June 15, 2007, we executed a stock purchase agreement with AIS Financial, Inc., pursuant to which we purchased 24 shares of common stock of AIS, equal to 24.9% of the total issued and outstanding shares of common stock of AIS and under which we received the first right to purchase the remaining 75.1% of AIS for $1.00. In consideration for the shares, we paid $100,000 to Marc Riviello, AIS’s Chief Executive Officer and sole stockholder, and issued Mr. Riviello 100,000 shares of our restricted common stock. Additionally, pursuant to the stock purchase agreement we agreed to pay $25,000 to AIS, which will be allocated towards AIS’ working capital. We will not acquire the remaining 75.1% unless and until we receive FINRA approval of AIS’ Continuation in Membership Application. We expect to purchase the remaining 75.1% during fiscal 2008.

Business of AIS

AIS services over 382 retail and institutional customer accounts, which comprise over $25 million in customer assets. AIS, is registered as a broker-dealer with the Securities and Exchange Commission, is a member of FINRA and the Securities Investor Protection Corporation. AIS is licensed to conduct its brokerage activities in 30 states. Securities transactions are cleared through North American Clearing, Inc. with various floor brokerage and specialist firms also providing execution services. These arrangements provide AIS with access to many other financial services and products which allows AIS to offer products and services comparable to larger brokerage firms.

AIS is a full-service broker-dealer providing brokerage services to both retail and institutional clients. The revenues of AIS consist primarily of commissions and fee income from individual and institutional securities transactions and directing order flow to certain market makers. AIS expects to generate additional commission income from mutual funds and annuity sales, as well as revenues from investment banking activities, such as private and/or public securities offerings. AIS also provides specialized services such as insider sales plans such as ESOP’s and ESIP’s, and Rule 144 sales.

Maximum Financial Investment Group, Inc.

On April 19, 2007, we executed a stock purchase agreement with Maximum Financial Investment Group, Inc., pursuant to which we purchased 24.9% of the total issued and outstanding shares of common stock of Maximum for $50,000.

ONLINE TRADING PLATFORM

Rubicon Online

We have entered into a software development relationship with Vertikal Technologies, Inc., pursuant to which Vertikal will develop and create a proprietary platform to allow us to offer an online, discount brokerage division within one of our securities companies. With our Online Trading Platform, we expect to create an international trading platform and website for automated, online trading of stocks, options, mutual funds, bonds, foreign exchange currencies, and commodity futures. Our initial markets of focus will be the USA with the NYSE, small cap NASDAQ and AMEX. We intend to build and invest in a proprietary trade-processing platform that is cost efficient and highly scalable, intended to significantly lower our operating costs per trade. We intend to promote our Online Trading Platform through arrangements with Investors Hub, Silicon Investor, and ADVFN. Investors Hub and! Silicon Investor are large Internet investment sites with over five million hits per day. ADVFN is a large global market data distributor and the owner of Investors Hub and Silicon Investor. This relationship will give us unique access to a worldwide pool of over a million active traders. We anticipate having our Online Trading Platform completed during fiscal 2008.

Rubicon’s Professional Corporate Team

Our corporate executives and employees are located in our Irvine, California office. Rubicon internal departments include information technology, operations, human resources, finance and accounting, legal and compliance. Our corporate team has been assembled to deliver service excellence from a highly professional framework providing cost-effective growth and flexibility within our organization.

The securities industry in the United States is subject to extensive regulation under both Federal and State law, as well as self-regulatory organizations. Through the issuance of policies and procedures, such as those related to related party transactions and insider trading, we aim to assure that our employees are aware of, and abide by, the various rules and regulations promulgated by these entities. While we attempt to maintain up-to-date policies and procedures, regulators are constantly defining and re-defining their interpretation of such rules and regulations in response to incidents and events, through various pronouncements and through enforcement actions aimed at behavior believed to violate such rules and regulations. As such, while we believe our current policies and procedures are reasonably designed to enforce the rules and regulations as currently interpreted, futu! re interpretations of current rules or regulations, or further modifications to such rules and regulations could lead us to modify our policies, procedures and practices accordingly.

Risk Management

We utilize a multi-faceted, proactive risk management process in which we create situational awareness. We provide and promote an open dialogue to identify risk associated with all aspects of our business. Our management holds our compliance personnel and our professionals accountable for the detection, investigation, monitoring, and remediation of any inherent risks that would compromise our reputation, integrity, ethical standards, financial stability, or client relationships.

Upon completion of each of the proposed acquisitions, we will conduct an internal risk analysis of each entity to identify their strengths, weaknesses, opportunities, and threats and implement policies and procedures relevant to protecting our investment while promoting the company’s growth. The policies and procedures are also intended to mitigate any weaknesses identified and monitor any threats on an on-going basis. We will ensure checks and balances are in place to analyze external conditions that could affect operations such as event risk, interest rate changes, credit and liquidity concerns, execution risk, new product implementation, and vendor quality. The risk management process will be effectively enhanced by asking questions, soliciting additional advice, observing, analyzing and talking with the competition and learning from their mistakes and assessing industry-w! ide business practices. We intend to have our risk management personnel meet on a regularly scheduled basis to assess the findings of such analysis and make modifications to our processes as necessary.

In addition to the ordinary risks inherent in our various businesses, we will attempt to prepare for those extraordinary risks that can unexpectedly arise. We intend to review and evaluate our critical operations and infrastructure and seek to promptly identify and address deficiencies. We will also assess additional areas of extraordinary risk, such as potential conflicts of interest and exposure to fraud, through comprehensive polling of our employees. We will attempt to identify and remedy any areas of potential conflicts of interest between our clients and us.

Competition

Our primary competitors will be local and regional banks that provide similar comprehensive financial services. However, typically our competitors focus on the commercial banking side of their business and there does not appear to be many companies of our intended size that offer the variety of proposed products and services.

The insurance industry in which RFIS operates is a highly competitive marketplace. Customers have the freedom to shop their insurance portfolio at every renewal. RFIS believes however, that by integrating their policies with other financial services, clientele retention will be at a higher rate than that experienced by other conventional providers.

We will be subject to intense competition in all of the markets for our principal financial products and services in the United States. Several large Wall Street and foreign firms dominate the securities industry. Over the past several years there have been numerous acquisitions of securities firms by large financial institutions and insurance companies. These financial institutions have greater financial resources than we do, which allow them to engage in additional lending activities to businesses in connection with providing financial advisory services as well as to underwrite larger offerings and hold much larger trading positions than we are able.

The large financial institutions and insurance companies have a broader product base and geographic reach, which may mitigate the effects on their businesses of a downturn in certain market conditions or a downturn in the economy in specific regions of the country or sectors of the economy. We also compete with regional broker-dealers and small boutique firms. In addition, we compete with alternative trading systems via the internet and other media through which securities and futures transactions are affected. Competition is principally based on price, quality of service, reputation and financial resources. There has been increased competition in recent years from other market participants, including insurance companies, commercial banks, electronic communications networks, online brokerage firms, mutual fund sponsors and other companies offering financial services.

There is competition within our industry in obtaining and retaining the services of qualified employees. Our ability to compete effectively is dependent upon attracting, retaining and motivating qualified individuals. The ability to attract, retain, and motivate such persons depends, among other things, on geographical location, work environment, culture and compensation. We believe the fact we are publicly traded, which enables us to offer stock-based compensation and incentives, will allow us to compete more effectively for qualified employees.

Regulation

Insurance

The California Department of Insurance regulates RFIS.  California also regulates such matters as the licensing of sales personnel and the marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contract holders and policyholders.  Financial regulation of RFIS is extensive, and any financial and intercompany transactions between RFIS and any of our other companies (such as intercompany dividends, capital contributions and investment activity) may be subject to pre-notification and continuing evaluation by the California Department of Insurance.

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

Mortgage

RREM is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations.  It is also subject to judicial and administrative decisions that impose requirements and restrictions on its business.  At the federal level, these laws and regulations include the Equal Credit Opportunity Act, the Federal Truth in Lending Act and Regulation Z, the Home Ownership and Equity Protection Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Telephone Consumer Protection Act, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the CAN-SPAM Act, as well as the Sarbanes-Oxley Act and the USA PATRIOT Act.

These laws, rules and regulations, among other things, impose licensing obligations and financial requirements on RREM, limit the interest rates, finance charges, and other fees that it may charge, prohibit discrimination, impose underwriting requirements, mandate disclosures and notices to consumers, mandate the collection and reporting of statistical data regarding its customers, regulate its marketing techniques and practices, require it to safeguard non-public information about its customers, regulate its collection practices, require it to prevent money-laundering or doing business with suspected terrorists, and impose corporate governance, internal control and financial reporting obligations and standards.

RREM’s failure to comply with these laws can lead to civil and criminal liability, loss of approved status, demands for indemnification or loan repurchases from buyers of its loans, class action lawsuits, and administrative enforcement actions.

Securities

Upon consummation of our acquisition of either of GBI or AIS, we will be subject to complex and extensive regulation of most aspects of our business by Federal and State regulatory agencies, self-regulatory agencies, securities exchanges and by foreign governmental agencies, regulatory bodies and securities exchanges. The regulatory framework of the securities industry is designed primarily to safeguard the integrity of the capital markets and protect customers, not creditors or shareholders. The laws, rules, and regulations comprising such regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules, and regulations. The effect of any such changes cannot be predicted and may direct the manner of operation and profitability of our company.

GBI and AIS are subject to regulations governing every aspect of the securities business, including the effecting of securities transactions, capital requirements, record-keeping, reporting procedures, relationships with customers, the handling of cash and margin accounts, training requirements for certain employees and business procedures with firms that are not members of these regulatory bodies.

GBI and AIS are registered as securities broker-dealers with the SEC. The securities exchanges mentioned above and the FINRA are voluntary, self-regulatory bodies composed of members, such as GBI and AIS, which have agreed to abide by the respective bodies’ rules and regulations. These organizations may expel, fine, and otherwise discipline member firms and their employees. GBI is licensed as a broker-dealer in 44 states and the District of Columbia and AIS is licensed in 30 states. This will require us (assuming consummation of these acquisitions) to comply with the laws, rules, and regulations of each state. Each state may revoke the license to conduct a securities business, fine, and otherwise discipline broker-dealers and their employees.

GBI and AIS are also subject to the SEC’s uniform net capital rule, Rule 15c3-1. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, GBI and AIS subject to certain notification requirements related to withdrawals of excess net capital.

The research areas of investment banks have been, and remain, the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act, the SEC and the FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel. The SEC and the FINRA may adopt additional and more stringent rules with respect to research analysis in the future. GBI and AIS do not currently provide research analysis on securities, but may do so in the future.

GBI and AIS are also subject to the USA PATRIOT Act anti-money-laundering provisions which, mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the USA PATRIOT Act seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures, and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory sanctions.

DIAL-A-CUP SPINOUT

On July 31, 2007, we entered into a Separation and Distribution Agreement with Dial-A-Cup, Inc., a Nevada corporation and our wholly owned subsidiary (“DAC”), whereby we agreed to spinout at least 50% of the shares of DAC common stock owned by us to our shareholders on a ten for one basis (each of our shareholders will receive one DAC share for every ten shares they hold in us). The Separation and Distribution Agreement further provides, among other things, for the principal corporate transactions required to affect the spinout and certain other agreements governing our relationship with DAC after the spinout. Generally, DAC will take all of the business, assets and liabilities transferred to or assumed by it pursuant to the Separation and Distribution Agreement or other ancillary agreements on an “as is, where is” basis without representations or warranties by u! s.

DAC is required to file a registration statement on Form S-1 to register shares of DAC common stock to be distributed to our shareholders. The record date for the distribution of DAC shares shall be set as the tenth day following effectiveness of the S-1 registration statement. Fractional shares of DAC will be rounded up to the nearest whole DAC share. Following the completion of the distribution, DAC plans to seek a market maker to quote its common stock on the Over-the-Counter Bulletin Board.

All shareholders that hold shares of our common stock prior to the effective date of the registration statement will receive shares of DAC in conjunction with the spin-out.

Stock Cancellation Agreement

On July 31, 2007, concurrent with the execution of the Separation and Distribution Agreement, we entered into a Stock Cancellation Agreement by and among us, DAC and Timothy McDermott, an individual and our then majority shareholder. A condition to ouragreement to spinout DAC was that Mr. McDermott transfer 3,100,000 shares to certain individuals affiliated with us (2,500,000 shares to Joseph Mangiapane, Jr., our Chief Executive Officer; 300,000 shares to Terence A. Davis, our President and 300,000 to Joseph Mangiapane, Sr., the DAC patent(s) holder and father of our Chief Executive Officer) and also cancel 6,000,000 shares of our common stock.

DAC Business

Dial-A-Cup is a rotating cylinder appliance of six individual compartments that allows one fresh cup of coffee, tea, hot chocolate, soup, etc to be brewed with each compartment having its own permanent filter. DAC developed the appliance through Advance Plastics (San Diego, CA) and its manufacturing facilities in China. The first prototype was completed in late 2004, and the initial pre-production appliances are currently being manufactured from the recently completed molds for submission for UL approval. There are no anticipated problems and UL approval is anticipated in fiscal 2008.

There is a wide and varied customer base for beverage systems. Initial marketing will be to small businesses nationwide through the use of established national distributors, followed by introduction to the consumer via television through the consumer home shopping networks followed by sales to national retailers.

The on-demand coffee systems currently being marketed have met with poor sales because they require the use of the manufacturers “coffee pods” which are expensive and limited in selection. The Dial-A-Cup appliance is designed to allow the customer to continue to use the brand of coffee, or other beverage, they currently use in their drip coffee pots. DAC plans to market its own private label custom blended coffee for its appliance and recently DAC has engaged in discussions with a major coffee company, which may allow DAC to offer a greater selection of blends at a consumer friendly price.

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

In May 2007, DAC changed its corporate domicile from New York to Nevada through a merger with a newly formed Nevada corporation and wholly owned subsidiary.

ITEM 1A. RISK FACTORS.

Risks Relating To Our Business and Marketplace

During the year ended December 31, 2007, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “subprime” mortgage loans, which may materially impact our real estate and mortgage subsidiary.

“Subprime” mortgage loan defaults could adversely impact the operations of our real estate and mortgage division. In addition, subprime mortgage loan defaults began to increase with respect to mortgages considered to be less credit risk than “subprime” mortgages. It is expected that mortgage default rates will continue to increase at least throughout the remainder of 2007 and possibly through the first half of 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the ability of buyers of residential properties to acquire single family residences, in addition to reductions in the value of investment portfolios containing securities affected by such mortgages. Because the real estate and mortgage division is highly dependent upon fees and commissions based upon sales and financings related to residential and investment properties, the downward trend in “subprime” mortgages may materially impact our results of operations on a consolidated basis.

During the first quarter of 2007 it was determined we no longer qualified as being in the development stage. We emerged from the development stage through our acquisition of RFIS but continue to have a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were previously in the business of designing and developing a hot beverage dispenser, but we have recently focused on developing a business in the financial services industry. Additionally, during the third quarter of 2007, we agreed to spin-out at least 50% of our interest in our subsidiary, Dial-A-Cup. At the end of the third quarter, we have yet to generate significant revenues from operations and have been focused on acquiring financial services companies. Although we have completed two acquisitions of financials service entities and Dial-A-Cup has received two patents and one additional patent pending, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our main focus and pursuit is currently in the financial services industry, which is a completely new lin! e of business and there is no guarantee that our business operations will prove to be successful or that it will be profitable.

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

During the first six months of 2007, we completed two mergers with (i) Rubicon Financial Insurance Services, Inc. and (ii) Rubicon Real Estate and Mortgages, Inc. At the end of the second quarter we also entered into an agreement and plan of merger with Grant

Bettingen, Inc., and then subsequently acquired approximately 21% of GBI. Additionally, we have acquired minority interests in two FINRA broker/dealers. We have also entered into additional non-binding letters of intent to acquire more businesses involved in the financial services industry. Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations. We may not be able to complete all of these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provide the required a! udited financial statements.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations beyond the third quarter of fiscal 2008. Therefore, we may need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

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

Access to funds is essential to our anticipated business of financial services. In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to make acquisitions and other investments. Our access to funding sources could be hindered by many factors. Those factors that are specific to our anticipated line of business include the possibility that lenders could develop a negative perception of our long-term or short-

term financial prospects if we incur large trading losses or legal liabilities or if the level of our business activity decreases due to a market downturn. Similarly, our access may be impaired if regulatory authorities take significant action against us, or if our employees engage in material unauthorized or illegal activity.

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

The securities industry is extremely competitive and our overall business will be adversely affected if we are unable to compete successfully. In recent years, significant price competition in many areas of our business, including pressure on trading spreads and commissions have reduced financial service firms’ profit margins. We believe that price competition in these and other areas will continue as some of our competitors seek to obtain market share by reducing fees, commissions, or spreads. Many of these companies are larger than we are, have greater financial resources and may be more willing to lend money to businesses in connection with providing them with financial advisory services. In our proposed capital markets and investment banking businesses, we would compete against larger national and international firms with much larger capital bases that allow them to under! write larger offerings and hold much larger trading positions.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have not been late in any of our SEC reports through December 31, 2007.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse e! ffect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 19200 Von Karman Avenue, Suite 350, Irvine, California 92612. Our Chief Executive Officer subleases the facilities to us and we have a lease term from January 1, 2007 to September 30, 2008. We lease approximately 2,800 square feet at approximately $8,045 per month. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

ITEM 3. LEGAL PROCEEDINGS.

We may, from time to time, be named as defendants in various judicial, regulatory, and arbitration proceedings in the future in the ordinary course of our business. The nature of such proceedings may involve large claims subjecting us to exposure. In addition, claims may be made against our broker-dealer subsidiaries relating to investment banking underwritings, which may be brought as part of a class action, or may be routine retail customer complaints regarding losses in individual accounts, which are ordinarily subject to FINRA arbitration proceedings. Our broker-dealer subsidiaries may also become subject to investigations or proceedings by governmental agencies and self-regulatory organizations, which can result in fines or other disciplinary action being imposed on the broker-dealer and/or individuals. Additionally, legal proceedings may be brought against us from time to t! ime in the future. In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual result in each pending matter will be.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2007.

Executive Officers of Rubicon

The following table sets forth the names and positions of Rubicon’s current executive officers:

Name	Age	Title
Joseph Mangiapane, Jr.	43	Chief Executive Officer
Terence Davis	60	President and Principal Financial Officer
Thomas Jandt	38	Executive Vice President of Business Development

Each executive officer serves, in accordance with Rubicon’s bylaws, until the first meeting of the Board of Directors following the next annual meeting of shareholders, unless otherwise mandated by an employment agreement, and until his respective successor is chosen and qualified or until he sooner dies, resigns, is removed or becomes disqualified. Mr. Mangiapane and Mr. Davis also serve as directors of the Registrant.

Joseph Mangiapane, Jr. is the Chief Executive Officer and has been the Chairman of the Rubicon Financial’s Board of Directors since September 2006. Mr. Mangiapane was a senior registered options principal, compliance registered options principal, and a registered representative with Advantage Investment Strategies, Inc., and a FINRA registered broker/dealer from 2005 to 2007. From 2000 to 2004, Mr. Mangiapane owned and managed a restaurant in Orange County, California. From 1992 to 2000, Mr. Mangiapane was a stockholder, senior registered options principal, compliance registered options principal, and a registered representative with Tradeway Securities Group in Irvine, California. From 1987 to 1989, Mr. Mangiapane was an account executive with Paine Webber’s Sexton Group, and from 1986 to 1987, he was an employee with Drexel Burnham Lambert. Mr. Mangiapane’! s father is an officer and director of Dial-A-Cup, a wholly owned subsidiary of Rubicon Financial.

Terence A. Davis is the President and has been a Director of Rubicon Financial since February 2004 and serves on its Governance, Compensation and Nominating Committee and is Chairman of its Audit Committee. Mr. Davis is a Director and Secretary of Rubicon Financial Insurance Services, Inc. and Chairman and Secretary of Rubicon Real Estate & Mortgages, Inc., a wholly-owned subsidiaries of Rubicon Financial. Mr. Davis owned and operated Golden Saw Construction from 1986 to 2004. From 1991 through 1997 Mr. Davis served as President and a Director of InvestAmerica, Inc., a Nevada company. He has degrees in Business Administration and Accounting from Oklahoma State.

Thomas E. Jandt is Executive Vice President of Business Development of Rubicon Financial since March 2007. Mr. Jandt has over 14 years experience in the financial services markets, serving as an officer, director and manager for corporations in the equity markets and is currently licensed as a stockbroker and investment banker.  Prior to joining Rubicon, Mr. Jandt was the founder and head of Investment Banking of The Private Client Group, established in 1995, offering securities through Tradeway Securities Group, Inc. Mr. Jandt currently operates The Private Client Group as CEO, now offering securities through Advantage Investment Strategies, Inc. The Private Client Group has successfully managed over $400 million dollars in assets over the past 10 years and has raised over $56 million dollars of investment capital throug! h its investor network. Additionally, Mr. Jandt is the Founder and CEO of Accelerate-Financial, Inc., a business development corporation, which was organized in 2003 for the purpose of assisting businesses with marketing, management and creating an appropriate capital structure for companies seeking financing through capital markets. Mr. Jandt is also the Chairman & Founder of Champions & Heroes, a non-profit 501 c 3 charitable foundation. Mr. Jandt has also served the boards of IPO Protocol.com, Grad Products, Inc., Accelerate-Financial, Inc., PCG Investments, LLC, the Palm Springs Celebrity Golf Classic, Cultural Integration, LLC, Quick Close Loans and U.S. Member Plan. Mr. Jandt was educated at Cal Poly San Luis Obispo.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock was approved for trading on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) under the symbol ISGI on December 28, 2005. As a result of our name change in September 2006 to Rubicon Financial Incorporated, our trading symbol changed to RBCF. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the fiscal years 2007 and 2006. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2007		2006
	High	Low	High	Low
1st Quarter	$2.85	$1.01	$2.15	$0.00
2nd Quarter	$2.60	$1.30	$3.25	$1.55
3rd Quarter	$2.40	$1.30	$2.90	$1.80
4th Quarter	$3.70	$1.55	$6.75	$1.50

(b) Holders of Common Stock

As of March 24, 2008, there were approximately 426 holders of record of our Common Stock and 10,724,273 shares outstanding. As of March 25, 2008, the closing price of our shares of common stock on the OTC:BB was $2.00 per share.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2007 Stock Option Plan

The Board of Directors approved the 2007 stock option plan on February 1, 2007 and our stockholders ratified the plan at our 2007 annual stockholder meeting. The total number of options that can be granted under the plan is not to exceed 2,500,000 shares.

The purpose of the 2007 stock option plan is to enhance the long-term shareholder value by offering opportunities to our directors, employees, officers, consultants and independent contractors (collectively the “Participants”) and our subsidiaries to acquire and maintain stock ownership in Rubicon Financial. The plan seeks to accomplish this purpose by enabling specified persons to purchase shares of our common stock, thereby increasing their proprietary interest in our success and encouraging them to remain in the employ or service of us.

Terms of Stock Option Awards

The Committee has the authority in its sole discretion to grant stock option awards as incentive stock options or non-qualified stock options, as appropriate. The following are a summary of terms that will apply to any stock option awards granted under the 2007 Plan, unless otherwise amended or decided upon by the Committee:

(a)

Exercise price per share for each share a Participant is entitled to purchase under a nonqualified option will be determined by the Committee. The exercise price per share for each share a Participant is entitled to purchase under an incentive stock option shall be determined by the Committee but will not be less than Fair Market Value Per Share on the grant date. However, Incentive Stock Options issues to 10% or more holders hall be issued at no less than 110% of Fair Market Value.

(b)	The consideration to be paid for the shares to be issued upon the exercise of an option shall be determined by the Committee and may consist of cash, shares of our common stock, such other cashless basis, or such other consideration and method permitted under the applicable state and federal laws.

(c)

Each option granted shall be exercisable at such times and under conditions determined by the Committee. However, in no event, shall an option be exercisable after 10 years from the grant date or 5 years from the grant date if the Participant owns more than 10% of the total combined voting power of all classes of stock of Rubicon Financial or its subsidiaries on the grant date.

(d)

If a Participant ceases to be employed by us for any reason other than disability or cause, Participant’s options will expire no later than 6 months thereafter. During those six months, Participant may exercise any option granted to him but only those that were exercisable on the date of termination.

(e)

If a Participant ceases to be employed by Rubicon Financial due to a disability, as defined by the Section 22(e)(3) of the Code, the Participant’s options will expire no later than 1 year thereafter. During that year, Participant may exercise any option granted but only those that were exercisable on the date termination due to the disability.

(f)

If a Participant is terminated by us for cause (as defined in the 2007 Plan), the Participant’s options shall expire immediately, unless the Committee in its sole discretion within 30 days of such termination waive the expiration through written notice to the Participant.

To the extent that the right to purchase shares under a stock option award has vested, in order to exercise the stock option the Participant must execute and deliver to Rubicon Financial a written stock option exercise agreement or notice in a form and in accordance with procedures established by the Committee. In addition, the full exercise price of the option must be delivered to Rubicon Financial and must be paid in a form acceptable to the Committee.

In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

As of December 31, 2007, we granted 1,000,000 options under this plan.

2007 Acquisition Stock Plan

On April 16, 2007, our Board of Directors established the 2007 Stock Acquisition Plan, (the “Acquisition Plan”) which expires on April 15, 2017 and our stockholders ratified the plan at our 2007 annual stockholder meeting. This plan provides that a maximum of 5,000,000 shares of common stock will be available for grant or issuance. Our Board of Directors determined that it would be in our best interest to adopt and approve a plan that provides incentives in conjunction with the acquisitions of additional businesses and lines of businesses.

The purpose of the Acquisition Plan is to provide officers and other employees of an acquired business with opportunities to purchase Rubicon Financial stock pursuant to options as well as to provide directors, officers, employees, and consultants of an acquired business opportunities to make direct purchases of restricted common stock of Rubicon Financial. It is intended that some of options granted under this plan will qualify as Incentive Stock Options under Section 422 of the Code and other options will be considered Non-Qualified Options.

Individual Participant Limitation

The number of shares of common stock for which an option may be granted in any single fiscal year will not exceed 750,000 shares. In the event an option is cancelled, the cancelled option will continue to be counted against the individual limit.

Incentive Stock Options

If an Incentive Stock Option is granted by the Committee, the price per share relating to such option will not be less than the fair market value of the common stock on the grant date. If the Incentive Stock Option is granted to an employee owning more than 10% of the total combined voting power of all classes of our stock, the price per share will not be less than 110% of the fair market value of common stock on the grant date. Furthermore, the aggregate fair market value of common stock of an Incentive Stock Option granted to an employee must not exceed $100,000 during a calendar year.

Restricted Stock

Each grant of restricted stock under the Acquisition Plan will be executed by a “Restricted Stock Agreement” in such form as the Committee decides. The Committee will determine the number of shares to be issued to an eligible person and whether it will be issued in exchange for cash, other consideration, or both. Shares issued pursuant to the Restricted Stock Agreement must be held by the person granted to for a period of time determined by the Committee. Rubicon Financial will have the option to repurchase the common stock at a price determined in the agreement if (i) the individual’s employment terminated before the end of the restricted period, (ii) if the individual has not paid to us the amount required by federal, state, local or foreign income, or other taxes which we determine is required, or (iii) any other circumstances determined by the! Committee.

As of December 31, 2007 we had issued options to purchase 500,000 shares under the 2007 stock acquisition plan.

The following table sets forth information as of December 31, 2007 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	1,500,000	$ 1.79	6,000,000
Equity compensation plans not approved by stockholders	--	--	6,000,000
Total	1,500,000	$ 1.79	6,000,000 (1)

(1)	As of December 31, 2007, 1,500,000 options were available for issuance under our 2007 stock option plan and 4,500,000 options/shares were available for issuance under our 2007 acquisition stock plan.

Recent Sales of Unregistered Securities

On December 26, 2007, we granted Terence Davis, our president and principal financial officer, an option to purchase 500,000 shares of our restricted common stock at $2.50 per share for a period of five years. We believe that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Mr. Davis was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believe that Mr. Davis, immediately prior to granting the options, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment. Mr. Davis had the opportunity to speak with our CEO and directors on several occasions prior to his investment decision.

Subsequent Issuances After Year-End.

On February 29, 2008, we completed a private placement wherein we sold 130,000 shares of our restricted common stock at $2.00 per share to 7 accredited investors for a total purchase price of $260,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506. The shares were sold through registered broker/dealers and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in their financial and business matters that they were capable of evaluating the merits and risks of their investment. We paid $26,000 in commissions and fees to Grant Bettingen, Inc. on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2007 or 2006.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On July 31, 2007, we entered into a Separation and Distribution Agreement with our wholly-owned subsidiary, Dial-A-Cup, whereby we agreed to spin-out at least 50% of the shares of Dial-A-Cup common stock owned by us to our shareholders on a one for ten basis. The Separation and Distribution Agreement also provides that Dial-A-Cup will take all of the businesses, assets and liabilities relating to the Dial-A-Cup business previously held by us. Dial-A-Cup intends to file a registration statement on Form S-1 to register the shares of Dial-A-Cup common stock to be distributed and the record date will be set as the 10th day following effectiveness of the registration statement. As of the date of this filing, the Form S-1 has not been filed.

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

In addition to our operating subsidiaries, we entered into a merger agreement with Grant Bettingen, Inc. (“GBI”), a licensed firm providing diversified investment banking and securities transaction services.  The merger with GBI is subject to closing conditions, including approval by the Financial Industry Regulatory Authority (“FINRA”), previously known as NASD, of GBI’s change in management/ownership. Upon closing of the merger, GBI will become another of our wholly-owned subsidiaries. Additionally, on September 7, 2007 we entered into an amendment agreement with GBI whereby the termination date of the merger was extended to March 31, 2008 and we executed a Share Purchase Agreement with GBI whereby we purchased 16 shares, approximately 15% of GBI, prior to the consummation of the merger. In the event the merger is not consummated, GBI shall have the ! right to repurchase the shares from us for 24 months from the date of the merger termination.

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

Results of Operations for the year ended December 31, 2007.

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

Revenues for the year ended December 31, 2007 were $308,936, compared to $0 for the year ended December 31, 2006. We anticipate continued growth in revenue as a result of our mergers with RFIS and RREM, our equity interests in Maximum and AIS as well as the eventual merger with GBI.

We are continuing to expand insurance product availability as well as extending our marketing area throughout the southwest. During the second quarter of 2007, we began the integration of residential and commercial real estate sales and mortgage loans in California in our financial services offerings. The integration of these two business areas may be harmed by the impact of delinquencies in the “subprime” mortgage market but as a result of our recent entry into the mortgage lending business, we have currently not been significantly impacted by losses suffered by this industry as a whole. However, we do not anticipate any significant revenues unless we are able to complete additional acquisitions or successfully develop new services in connection with the development activities planned for 2008. Accordingly, the insurance and real estate and mortgages operations reflect! ed in the year ended December 31, 2007 are not necessarily indicative of future operations.

Our expenses to date have consisted principally of executive compensation and professional fees.  Executive compensation totaled $3,264,903 for the year ended December 31, 2007. This consisted primarily of shares issued and grants of options given in order to secure our executive management team. The amounts relating to the fair value of shares issued pursuant to executive employment agreements was $916,444 and the fair value of options granted was $1,933,098. Our executive compensation paid in cash was $415,361. We expect these costs to increase as we proceed with our acquisition and development plans.

In connection with the RFIS and RREM merger we recorded goodwill because the purchase price exceeded assets acquired and liabilities assumed. Goodwill was impaired by $2,524,200 and recorded as an expense for the year ended December 31, 2007. Net cash used by operating activities for the years ended December 31, 2007 was $1,520,934. We had a net loss for the year ended December 31, 2007 of $7,806,012 versus a net loss of $421,367 for the year ended December 31, 2006.

Operation Plan

During the next twelve months we plan to seek financing opportunities to enhance our growth plan that will include the acquisition of private companies in the financial services industry beyond our current acquisitions or interests in financial services entities.

During the first half of 2007, we completed mergers with RFIS and RREM and entered into a merger agreement with GBI. Further, we acquired 24.9% of both Maximum and AIS. During the year ended December 31, 2007, we entered into a Share Purchase Agreement with

GBI and purchased 16 shares, or approximately 15%, of GBI prior to the merger being completed. Further, subsequent to year-end we purchased an additional 9 shares of GBI, bringing our total ownership to approximately 21%. We also formed a wholly-owned subsidiary, Rubicon Securities, Inc. during the first quarter of 2007 for the purpose of developing a securities trading business. We have entered into a consulting agreement for assistance in the development of this business line and anticipate operations within the next twelve months.

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

Because of our limited operating history we have yet to generate any significant revenues from our financial service platform (only $308,936 through December 31, 2007). Our activities have been limited to the development of insurance services, development of residential and commercial real estate sales and mortgage loans and the negotiation of various acquisitions. Consequently, we have incurred the expenses of a start-up.

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

Historically, our plan of operation has been stalled by a lack of adequate working capital. During the second half of 2006 we raised approximately $2,200,000 through two private placement offerings and an additional $2,000,000 in fiscal 2007. As of December 31, 2007, we had available cash of $1,892,541. We believe these funds will help progress our move into the financial services industry and will assist in potential mergers and acquisitions of financial services entities. However, if and when our funding requirements increase, we may raise additional funds through either equity or debt financing.

In the past, in order to obtain cash resources for Dial-A-Cup, we entered into two business lines of credit with a bank for a maximum of $50,000, plus an additional $10,000 overdraft protection for our checking account. The interest rate for borrowings is the prime rate plus 0.5% per annum. A small annual fee is required to keep the credit facility available. As of December 31, 2007, we did not owe any under the lines of credit.

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

Currently we have full-time employment agreements in place with three of our executive officers; Joseph Mangiapane, Jr. (CEO), Terence Davis (President) and Thomas Jandt (EVP of Business Development). The parent company has a total of 5 full time employees including the officers listed above.

In conjunction with the RFIS merger, RFIS entered into an employment agreement with Todd Torneo, to serve as its President. Currently, RFIS has 4 full time agents and 1 administrative person.

As a result of the merger with RREM, RREM entered into an employment agreement with Joel Newman, to serve as its President, which was subsequently terminated upon the resignation of Mr. Newman in March of 2008. Additionally, RREM has 5 full time personnel assisting in the mortgage and real estate units of RREM.

During the year ended December 31, 2007, we entered into a consulting agreement with Kathleen McPherson whereby she agreed to provide consulting services in the area of corporate structure, marketing, strategic alliances, and other matters relating to our management and growth. The consulting agreement expires on August 30, 2008 or upon a formal employment agreement being executed with Ms. McPherson.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2007 compared to December 31, 2006.

	December 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$2,945,532	$1,921,450	$1,024,082	53%
Current Liabilities	$457,268	$365,138	$92,130	25%
Working Capital	$2,488,264	$1,556,312	$931,952	60%

Prior to the private placements at the end of 2006 and during fiscal 2007, the inventor of Dial-A-Cup’s product primarily funded our operations. As of December 31, 2007, total amounts owed in principal and interest to this individual was $215,032. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the year ended December 31, 2007, we recorded $15,602 of interest expense related to the note. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

During the last half of 2006, we conducted two private placements and raised approximately $2,200,000. In addition, during fiscal 2007 we completed an additional private placement for $2 million. We believe the $1,892,541 cash on hand at December 31, 2007, and anticipated funds from a private placement completed subsequent to year-end will be sufficient to sustain operations for fiscal 2008. However, we may need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

Concentration of credit risk for cash deposits: Financial instruments that potentially subject the Company to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007, the Company had approximately $1,591,679 in excess of FDIC insured limits.

Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquirer. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 (Revised) is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management Responsibility for Financial Information

We are responsible for the preparation, integrity and fair presentation of our financial statements and the other information that appears in this annual report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include estimates based on our best judgment.

We maintain a comprehensive system of internal controls and procedures designed to provide reasonable assurance, at an appropriate cost-benefit relationship, that our financial information is accurate and reliable, our assets are safeguarded and our transactions are executed in accordance with established procedures.

Weaver & Martin, LLC, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee, which is comprised of two non-independent directors, meets with our management and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The Committee oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholders’ investments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rubicon Financial Incorporated

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Rubicon Financial Incorporated as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. Rubicon Financial Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, ass! essing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubicon Financial Incorporated as of December 31, 2007 and 2006, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

March 31, 2008

Rubicon Financial Incorporated

Consolidated Balance Sheets

		December 31,		
		2007		2006
Assets				
Current assets:				
Cash	$	1,892,541	$	1,901,124
Marketable securities		956,000		-
Prepaid expenses		90,999		-
Notes receivable		-		20,326
Notes receivable - related party		5,192		-
Other current assets		800		-
Total current assets		2,945,532		1,921,450
Fixed assets, net of accumulated depreciation of $14,633 and $477 respectively		59,104		41,143
Investments		175,000		-
Total Assets	$	3,179,636	$	1,962,593
Liabilities and Stockholders' Equity				
Current liabilities				
Accounts payable	$	79,775	$	119,211
Accrued expenses		23,952		-
Investment obligation		104,000		-
Deferred revenue		95,109		-
Accrued interest payable - related party		54,493		38,891
Notes payable		-		51,022
Note payable - related party		160,539		156,014
Total current liabilities		457,268		365,138
Stockholders' equity:				
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and 2006, respectively		-		-
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,724,273 and 11,937,773 shares issued and outstanding as of December 31, 2007 and 2006, respectively		10,724		11,938
Common stock owed, but not issued, 559,790 and 575,000 shares as of December 31, 2007 and 2006, respectively		559		575
Additional paid-in capital		15,077,054		2,908,087
Unamortized shares issued for services		(2,878,419)		-
Other comprehensive (loss)		(359,000)		-
Accumulated (deficit)		(9,128,556)		(1,322,545)
Total stockholders' equity		2,722,368		1,597,455
Total Liabilities and Stockholders' Equity	$	3,179,636	$	1,962,593

See Notes to Consolidated Financial Statements.

Rubicon Financial Incorporated
Statements of Changes in Stockholders' Equity

	Common stock		Common Stock owed but not issued	Additional Paid-in Capital	Unamortized Compensation	Other Comprehensive	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount						
Balance, December 31, 2005	10,737,773	$ 10,738	$ -	$ 642,262	$ -	-	$ (901,178)	$ (248,178)
Shares and warrants issued for cash	100,000	100	-	199,900	-	-	-	200,000
Shares issued for cash	500,000	500	500	1,999,000	-	-	-	2,000,000
Shares issued for services	-	-	75	149,925	-	-	-	150,000
Donated capital - related party services	-	-	-	200,000	-	-	-	200,000
Donated capital - related party rent	-	-	-	17,000	-	-	-	17,000
Expenses of stock sale	-	-	-	(300,000)	-	-	-	(300,000)
Net (loss) For the year ended December 31, 2006	-	-	-	-	-	-	(421,367)	(421,367)
Balance, December 31, 2006	11,337,773	11,338	575	2,908,087	-	-	(1,322,544)	1,597,455
Shares previously authorized	575,000	575	(575)	-	-	-	-	-
Shares issued for services	2,502,500	2,502	514	3,957,109	(2,012,197)	-	-	1,947,928
Shares issued for acquisitions	1,309,000	1,309	-	3,379,588	-	-	-	3,380,897
Options issued for services	-	-	-	2,799,315	(866,216)	-	-	1,933,099
Shares issued for cash and securities	1,000,000	1,000	45	2,088,955	-	-	-	2,090,000
Cancellation of previously issued shares	(6,000,000)	(6,000)	-	6,000	-	-	-	-
Donated capital	-	-	-	7,000	-	-	-	7,000
Merger eliminations	-	-	-	(69,000)	-	-	-	(69,000)
Other comprehensive loss	-	-	-	-	-	(359,000)	-	(359,000)
Net (loss) For the year ended December 31, 2007							(7,806,012)	(7,806,012)
	10,724,273	$ 10,724	$ 559	$ 15,077,054	$ (2,878,413)	$ (359,000)	$ (9,128,556)	$ 2,722,367

See Notes to Consolidated Financial Statements.

Rubicon Financial Incorporated

Consolidated Statements of Cash Flows

	For the years ending December 31, 2007		2006
Cash flows from operating activities			
Net (loss)	$ (7,806,012)		$ (421,367)
Adjustements to reconcile net (loss) to net cash (used) in operating activities:			
Depreciation expense	13,964		447
Impairment expense	2,524,200		-
Donated services	-		200,000
Donated rent	-		17,000
Shares and options issued for services	3,881,027		150,000
Changes in operating assets and liabilities:			
Decrease in accounts receivable	13,208		-
(Increase) in prepaid expenses	(90,600)		-
Decrease in deposits	4,340		-
Decrease in accrued interest receivable	(116)		(326)
(Decrease) in accounts payable	(74,748)		65,306
Increase in accrued liabilities	3,536		-
Increase in deferred revenue	(5,129)		-
Increase in accrued interest payable	(206)		1,808
Increase in accrued interest payable - related party	15,602		15,635
Net cash (used) by operating activities	(1,520,934)		28,503
Cash flows from investing activities			
Payments on notes receivable	(5,000)		(20,000)
Payments on notes receivable - related party	(5,000)		-
Purchase of fixed assets	(29,622)		(41,590)
Purchase of investments	(431,000)		-
Net cash (used) by investing activities	(470,622)		(61,590)
Cash flows from financing activities			
Cash acquired with the merger	936,843		-
Donated capital	8,455		-
Proceeds from notes payable	-		49,697
Payments on notes payable	(52,350)		(24,231)
Proceeds from notes payable - related party	25		8,640
Payments on notes payable - related party	-		(1,400)
Issuance of common stock	1,090,000		1,900,000
Net cash provided by financing activities	1,982,973		1,932,706
Net (decrease) increase in cash	(8,583)		1,899,619
Cash - beginning	1,901,124		1,505
Cash - ending	$ 1,892,541		$ 1,901,124
Supplemental disclosures:			
Interest paid	$ 7,295		$ 3,507
Income taxes paid	$ 800		$ -
Shares and options issued for services	$ 3,881,027		$ 150,000
Number of shares issued	2,502,500		75,000
Number of options issued	1,000,000		-

See Notes to Consolidated Financial Statements.

Rubicon Financial Incorporated

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies and Procedures

Organization

The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation (“DAC”), a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”) on September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. our wholly owned subsidiary, merged with and into RFIS, with RFIS as the sur! viving corporation and new wholly-owned subsidiary of the Company. The Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding shares of RFIS. On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada corporation. Effective May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc. our wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding shares of RREM.

The Company was previously in the development stage. During the period ended March 31, 2007, the Company emerged from the development stage with the acquisition of Rubicon Financial Insurance Services, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of RBCF, RFIS, RREM and its wholly owned subsidiary DAC. All significant inter-company balances and transactions have been eliminated. RBCF and its subsidiary’s will collectively be referred herein as the “Company”.

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

Equipment	3-5 years
Furniture	7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment as December 31, 2007.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized impairment losses in the amount of $2,524,200 and $0 as of December 31, 2007 and 2006, respectively.

Revenue Recognition

The Company recognizes revenue net of expected cancellations in accordance with Staff Accounting Bulletin (“SAB”) 13A. As of December 31, 2007, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the year and therefore no allowance has been made.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 101. Revenue is recorded upon the closing of a sale of real estate and/or mortgage.

Advertising Costs

The Company expenses all costs of advertising as incurred. There was $36,231 and $0 of advertising costs included in selling, general, and administrative expenses for the years ended December 31, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implement! ation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months. As of December 31, 2007 and 2006, no income tax expense has been incurred.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2007 and 2006 due to their short-term nature.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2007 and 2006, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Risks and Uncertainties

The Company’s operations are subject to innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in the industry segment.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007 and 2006, the Company had approximately $1,591,679 and $1,539,682 in excess of FDIC insured limits, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquirer. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 (Revised) is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

Year-end

The Company has adopted December 31 as its fiscal year end.

Note 2 – Marketable Securities

On November 27, 2007, the Company entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”) whereby the Company agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. The Company recorded marketable securities totaling $1,000,000 representing the fair market value of the AMIN shares on the date of agreement. On December 31, 2007, the Company evaluated the fair value of the securities and recorded other comprehensive loss in the amount of $44,000 to adjust the recorded value to the market value at the balance sheet date.

Note 3 – Fixed Assets

Fixed assets as of consisted of the following:

	December 31,
	2007	2006
Equipment	$ 55,419	$ 27,049
Furniture	18,318	14,541
Accumulated depreciation	(14,633)	(447)
	$ 59,104	$ 41,143

During the years ended December 31, 2007 and 2006, the Company recorded depreciation expense of $13,964 and $447, respectively.

Note 4 – Notes receivable

On January 2, 2007, the Company lent an additional $21,700 to an individual and extended the original $20,000 note receivable to March 31, 2008. The note bears interest at 6% per annum. During the year ended December 31, 2007, the note was assigned to Rubicon Real Estate and Mortgages, Inc. (RREM) and is eliminated upon consolidation.

On February 1, 2007, the Company advanced an employee, cash in the amount of $10,000 to be applied towards future commissions earned. The advance was subsequently converted to a demand note bearing interest at a rate of 6% per annum and maturing on December 31, 2007. During November 2007, the employee was terminated. It was determined at that time the advance together with the accrued interest would be uncollectible. As of December 31, 2007, additional compensation in the amount of $10,000 was recorded and the accrued interest of $550 was written off.

During the year ended December 31, 2007, the Company loaned an executive of RREM $20,000. The loan was entered into prior to the acquisition of RREM. The note bears interest at 6% per annum and has been extended to March 31, 2008. As of December 31, 2007, it was determined the note was uncollectible. The principal amount of $20,000 was expensed as additional executive compensation and the accrued interest receivable in the amount of $1,879 was written off.

Note 4 – Notes payable

Short-term debt consists of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Overdraft line of credit to the bank for $10,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 14.25%	$ -0-	$ 5,404

Business line of credit to the bank for $45,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 8.75%	-0-	43,950

Business line of credit to the bank for $5,000, unsecured, personally guaranteed by an officer and majority shareholder, interest at 9.75%	-0-	1,668

Demand note payable to a related party for $4,500, unsecured, non-interest bearing and due on demand	4,500	-0-

Promissory note to a related party for $156,039, unsecured, interest at 10%, due upon demand	156,039	156,014
	$ 160,539	$ 207,036

Interest expense for the year ended December 31, 2007 and 2006 was $7,295 and $3,366 respectively. Interest payable to a related party was $15,602 and $15,634 as of December 31, 2007 and December 31, 2006, respectively.

Accrued interest to related parties at December 31, 2007 and 2006 was $54,493 and 38,891, respectively.

Note 5 – Income taxes

For the year ended December 31, 2007, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $8,353,551 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2018-2022.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$ 2,840,200	$ 158,000
Total deferred tax assets	2,840,200	158,000

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	2,840,200	158,000
Less: Valuation allowance	(2,840,200)	(158,000)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2007. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2007	2006
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)
	-	-

Note 6 – Stockholders’ equity

The Company is authorized to issue 50,000,000 shares of Common Stock, $0.001 par value per share. Holders of shares of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders, are without cumulative voting rights, and are entitled to share ratably in dividends. In the event of a liquidation, dissolution, or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no preemptive rights to purchase the Company’s Common Stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

On August 24, 2006, the Company issued 100,000 shares of its $0.001 par value common stock and 100,000 Series “A” Common Stock Purchase Warrants in exchange for cash of $200,000.

On November 16, 2006, the Company issued 250,000 shares of its $0.001 par value common stock in exchange for cash of $500,000.

On December 5, 2006, the Company issued 250,000 shares of its $0.001 par value common stock in exchange for cash of $500,000.

On December 20, 2006, the Company sold 500,000 shares of its $0.001 par value common stock in exchange for cash of $1,000,000. The stock was not issued as of December 31, 2006.

On December 20, 2006, the Company owed 75,000 shares of its $0.001 par value common stock valued at $150,000 and $150,000 cash on a finder’s fee on the November and December stock sales. As of December 31, 2006, the stock had not been issued and only $75,000 had been paid. The remaining $75,000 is included in accounts payable at year-end.

On January 29, 2007, the Company issued 575,000 shares of its common stock as previously authorized.

On February 6, 2007, the Company issued 25,000 shares of its common stock pursuant to an employment agreement with its chief financial officer. The company recorded executive compensation expense totaling $61,250, the fair value of the underlying shares. Pursuant to the agreement, an additional 25,000 shares will be earned over the term of the agreement on a pro rata basis. As of December 31, 2007, an additional 13,401 shares had been considered earned and the Company recorded additional compensation expense in the amount of $26,017. At December 31, 2007, the shares were un-issued and no additional shares will be issued under this agreement.

On February 1, 2007, the Company completed its Agreement and Plan of Merger with Rubicon Financial Insurance Services, Inc. Pursuant to the agreement, the Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding securities of RFIS at the date of closing. The Company recorded an investment in the amount of $136,500, representing the fair value of the shares issued and $14,000 in cash paid pursuant to the agreement.

On February 6, 2007, the Company issued 5,000 shares of its common stock to an employee for services valued at $12,250.

On March 1, 2007, the Company issued 2,300,000 shares of its common stock as a signing bonus pursuant to an employment agreement with its executive vice president of business development. The Company recorded executive compensation totaling $2,760,000, the fair value of the underlying shares. The value of the common stock will be amortized over the term of the agreement on a straight-line basis. During the year ended December 31, 2007, the executive compensation totaled $766,667. As of December 31, 2007, $1,993,333 remained in unamortized shares issued for services.

On March 1, 2007, the Company issued 100,000 shares of its common stock for legal and accounting services previously provided. An expense totaling $120,000 was recorded as professional fees, the fair value of the underlying shares.

On March 3, 2007, the Company issued 45,000 shares of its common stock to Directors as consideration for their services. The Company recorded executive compensation expense totaling $36,000 and unamortized share issued for services of $18,250 to be expenses over the one-year term of services.

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

On July 30, 2007, the Company issued 17,500 shares of its common stock to Directors as consideration for their services. The Company recorded executive compensation expense totaling $2,276 and unamortized share issued for services of $24,849 to be expensed over the one-year term of services.

On July 31, 2007, the Company entered into a Separation and Distribution Agreement with Dial-A-Cup, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“DAC”), whereby the Company has agreed to spin-out at least 50% of the shares of DAC common stock owned by the Company to the Company’s shareholders on a ten for one basis (each shareholder of the Company will receive one DAC share for every ten shares they hold in the Company). Concurrent with the execution of the Separation and Distribution Agreement, the Company entered into a Stock Cancellation Agreement by and among the Company, DAC and Timothy

McDermott, an individual and majority shareholder of the Company. A condition to the Company’s agreement to spinout DAC was that Mr. McDermott transfer 3,100,000 shares to certain individuals affiliated with the Company and cancel 6,000,000 shares of the Company’s common stock.

On August 29, 2007, the Company entered into a twelve-month consulting agreement with Ms. Kathleen McPherson for business development services. Pursuant to the agreement, the Company authorized the issuance of 500,000 shares of common stock, which are considered fully vested and earned as a signing bonus. The Company recorded consulting expense in the amount of $875,000. Additionally the Company agreed to pay a monthly consulting fee of $15,000 in cash and award an additional 500,000 shares of common stock based on performance milestones. As of December 31, 2007, no additional shares had been earned or expensed.

On September 4, 2007, the Company entered into a twelve-month employment agreement with Mr. Tom Collier for service related to the development of information technologies. Pursuant to the agreement, the Company has agreed to Pay Mr. Collier a fee of $7,500 per month in cash and 1,389 shares of common stock per month. As of December 31, 2007 the shares were un-issued and the Company recorded non-cash consulting fees of $2,431.

During the fourth quarter of 2007, the Company authorized the issuance of 45,000 shares of its common stock to three accredited investors pursuant to subscription agreements for total proceeds of $90,000 or $2 per share. As of December 31, 2007, the shares were un-issued.

On November 27, 2007, the Company entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”) whereby the Company agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AIMN and $1,000,000 in cash.

Note 7 – Warrants and options

On August 24, 2006, the Company issued 100,000 Series A Common Stock Purchase Warrants to an individual in conjunction with equity financing. The 100,000 Series A Common Stock Purchase Warrants gives the holder the right to purchase 100,000 shares of common stock of the Company for an aggregate purchase price of $300,000 or $3 a share. The aggregate fair value of such warrants totaled $192,628 based on the Black-Scholes pricing model using the following estimates: 5% risk free rate, 100% volatility and expected life of the warrants of 3 years. Due to the allocation of the proceeds received from the sale of the common stock and warrants, the fair value of the warrants were $78,204.

On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with the chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share. The aggregate fair value of the option grant totaled $1,299,325. As of December 31, 2007, $433,108 was expensed as executive compensation and $866,217 remained in unamortized shares issued for services. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 4.70% risk free rate, 295% volatility, and an expected life of the option of 5 years.

On February 1, 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to its employment agreement between RFIS, its newly acquired wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. As of December 31, 2007, no options had vested. The holder will have the right to purchase up to 300,000 shares of the Company’s common stock at an aggregate purchase price of $735,000 or $2.45 per share.

On May 11, 2007, the Company granted options to purchase up to 200,000 shares of its common stock pursuant to its employment agreement between RREM, its newly acquired wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $2.00 of net income generated by RREM at the end of each fiscal year, based upon the RREM’s audited financial statements. As of December 31, 2007, no options had vested. The holder will have the right to purchase up to 200,000 shares of the Company’s common stock at an aggregate purchase price of $200,000 or $1.00 per share.

On December 26, 2007, the Company granted options to purchase up to 500,000 shares of its common stock to its principal financial officer as a bonus for services received during the year ended December 31, 2007. The holder has the right to purchase up to 500,000 shares of common stock of the Company for an aggregate purchase price of $1,250,000 or $2.50 per share. The aggregate fair value of the option grant totaled $1,499,990 and was expensed as executive compensation. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 3.72% risk free rate, 399% volatility, and an expected life of the option of 5 years.

A summary of stock options and warrants as of December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/06:	-	$ -	-	$ -
Granted	-		100,000	3.00
Cancelled	-
Exercised	-
Outstanding as of 01/01/07:	-	$ -	100,000	$ 3.00
Granted	1,500,000	1.79	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 12/31/07:	1,500,000	$ 1.79	100,000	$ 3.00
Vested as of 12/31/07:	1,000,000	$ 1.75	100,000	$ 3.00

Note 8 – Related party transactions

Fair value of rents and services contributed by officers

Prior to emerging from its status as a development stage company, Dial-A-Cup operations occurred out of the residence of two officers. The Company has estimated that the fair value of rents contributed by these officers using an estimated market price of rent for office space in the surrounding areas. For the years ended December 31, 2007 and 2006, the Company recorded $0 and $17,000, respectively, in general and administrative expense and the corresponding increase in additional paid-in capital. Further, the Company estimated that the fair value of donated services received from these officers to be $100,000 annually for each. At December 31, 2007 and 2006, $0 and $200,000, respectively has been included in officers’ compensation on the accompanying consolidated statements of operations and additional paid-in capital on the accompanying consolidated balance sheet.

Demand notes payable related

Previously, the Company’s operations have been funded by the sole officer of Dial-A-Cup, our wholly owned subsidiary. As of December 31, 2007, total amounts loaned to the Company by this officer were $156,038. The proceeds loaned have been used to fund operations and for the development of a prototype of Dial-A-Cup’s beverage dispenser. The note bears interest of 10% per annum and is due on demand. During the year ended December 31, 2007 and 2006, $15,602 and $15,634 of interest expense has been recorded related to the note, respectively.

Donated capital

During the year ended December 31, 2007, Rubicon Financial Insurance Incorporated received $12,500 from its president for payment of professional fees. The note is non-interest bearing and due on demand. As of December 31, 2007, the president donated the entire principal balance of the note to capital.

Note 9 – Acquisitions and investments

On February 1, 2007, the Company completed the purchase of RFIS, a private insurance company by acquiring 100% of the outstanding common stock of RFIS for a total purchase price of $136,500. The aggregate purchase price consisted of cash of $14,000 and 50,000 shares of its common stock valued at $122,500, the fair value of the common stock on the acquisition date. RFIS results of operations have been included in the consolidated financial statements since the date of acquisition. During the year ended December 31, 2007, the Company impaired $122,500 of the goodwill, which resulted from the acquisition of RFIS.

On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada Corporation. The initial capitalization was $25,000, which consisted of cash. At December 31, 2007, the Company transferred all cash to the parent and has currently abandoned development of the subsidiary.

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

On May 11, 2007, the Company completed the purchase of RREM, a private real estate and mortgage company by acquiring 100% of the outstanding common stock of RREM for a total purchase price of $3,013,400. The aggregate purchase price consisted of 1,159,000 shares of its common stock valued at $3,013,400, the fair value of the common stock on the acquisition date. RREM results of operations have been included in the consolidated financial statements since the date of acquisition. During the year ended December 31, 2007, the Company impaired $2,111,700 of the goodwill, which resulted from the acquisition of RREM.

On June 15, 2007, the Company purchased 24.9% of AIS Financial, Inc. (AIS), a private brokerage firm. Pursuant to the agreement, the Company issued 100,000 shares of its common stock valued at $245,000 and $125,000 in cash in exchange for 24.9% of the outstanding securities of AIS at the date of closing. The Company has the right to purchase the remaining 75.1% of AIS for $1.00. The purchase of the remaining 75.1% is contingent upon the approval of the Continuance in Membership Application (CMA) with the Industry Financial Regulatory Authority (FINRA) for the change in management. If the FINRA does not approve the transaction, the Company would continue to own 24.9% of AIS. The Company has recorded the investment in accordance with the equity method whereby the carrying value of the investment would adjust based on the net income or losses and any dividends paid. The net loss for the period from the! purchase through December 31, 2007 was material to the financial statements of the Company and impairment of the investment was recorded in the amount of $290,000.

On June 28, 2007, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, RFI Sub, Inc., a California corporation and wholly owned subsidiary of the Company (“Sub”), and Grant Bettingen, Inc., a California corporation (“GBI”). Under the terms of the Merger Agreement, RFI will be merged with and into GBI, with GBI as the surviving corporation and new wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of GBI shall be cancelled and converted into a pro rata share of 1,200,000 shares of the Company’s restricted common stock and $974,000 in cash. The cash consideration, subject to certain adjustments based upon undisclosed liabilities or claims against GBI specified in the merger agreement, will be paid in two installments: 50%! at the time of closing and the remaining 50% on the first anniversary of the closing date. The shares issued by the Company also carry piggyback registration rights. The closing is contingent upon the approval of the Continuance in Membership Application (CMA) with the Industry Financial Regulatory Authority (FINRA) for the change in management.

On September 7, 2007, the Company entered into amendment to the agreement and plan of merger whereby GBI agreed to sell to the Company 15% of its outstanding shares prior to the closing for cash in the amount of $360,000 payable in installment over 150 business days. Pursuant to the agreement, the Company is required to pay the following; (1) $100,000 on August 31, 2007 (2) $52,000 within 30, 60, 90, 120 and 150 days of closing. . Further, the amendment extended the original termination date from January 1, 2008 to March 31, 2008. As of December 31, 2007, the Company has fulfilled the four installments and has recorded and investment in the amount of $360,000 The Company has recorded the investment in accordance with the equity method whereby the carrying value of the investment would adjust based on the net income or losses and any dividends paid. As of December 31, the remaining liability pursuant to the agreement was $104,000. The value of the investment for the period from the purchase through December 31, 2007 was $45,000 and therefore the investment was adjusted and o! ther comprehensive loss was recorded in the amount of $315,000.

Note 10 – Subsequent Events

On January 23, 2008, the Company entered into Amendment No. 2 to the Merger Agreement with GBI. Pursuant to the amendment, an extension to the termination date was agreed by both parties from March 31, 2008 to June 30, 2008. In addition, the Company agreed to deposit an additional $200,000 with GBI, which shall be used solely to maintain GBI’s net capital at $200,000. Upon CMA approval, the additional advance shall be applied towards the remaining acquisition funds due GBI.

On February 29, 2008, the Company completed a private placement offering wherein it sold 130,000 shares of its restricted common stock for $260,000 in cash.

On March 7, 2008, the Company entered into Amendment No. 3 to the Merger Agreement with GBI. Pursuant to the amendment, the Company agreed to deposit an additional $200,000 with GBI. One hundred thousand dollars ($100,000) was advanced to GBI on or about February 29, 2008; and one hundred thousand dollars ($100,000) shall be paid to GBI in three (3) equal installments over the ninety (90) day period following execution of the Amendment No. 3., or in such other increments as may be agreed to by and between the Parties.

In March of 2008, the president of one of the Company’s subsidiaries resigned all of his positions with the subsidiary, which terminated his employment agreement and also cancelled his 200,000 stock options.

On March 27, 2008, the Company entered into a one year employment agreement with its president.

As of March 31, 2008, the Company has recorded additional comprehensive losses totaling $114,620, representing the decline in the fair market value of its AMIN share holdings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

De Joya Griffith & Company, LLC to Weaver & Martin, LLC.

On January 15, 2007, we dismissed De Joya Griffith & Company, LLC as our independent auditor and appointed Weaver & Martin, LLC, as our independent accountants for the year ended December 31, 2006. This is a change in accountants recommended and approved by our executive management and board of directors. Weaver & Martin, LLC were engaged by us on January 15, 2007. During the most recent two fiscal years and the portion of time preceding the decision to engage Weaver & Martin, LLC, we did not nor did anyone engaged on our behalf consult with Weaver & Martin, LLC regarding (i) either the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(10(iv) of Reg! ulation S-B) or a reportable event.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our Chief Executive Officer, Joseph Mangiapane, Jr., and Principal Financial Officer, Terence Davis, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Messrs. Mangiapane and Davis concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

/s/ Terence Davis	/s/ Joseph Mangiapane, Jr.
Terence Davis	Joseph Mangiapane, Jr.
President and Principal Financial Officer	Chief Executive Officer

ITEM 9B. OTHER INFORMATION.

In March of 2008, Joel Newman, the president of RREM, resigned all of his positions with RREM, which terminated his employment agreement and cancelled his 200,000 common stock options.

On March 27, 2008, we entered into an employment agreement with Terence Davis, our president. The Employment Agreement provides for a one year term commencing on April 1, 2008 and expiring on March 31, 2009, with an automatic one year renewal unless otherwise terminated as described in the agreement. A copy of the agreement is attached hereto as Exhibit 10.13. Mr. Davis is entitled to the following compensation pursuant to the Employment Agreement.

•	We have agreed to pay Mr. Davis a base salary of $8,000 per month with yearly adjustments being determined by specified criteria and our board of directors.
•	Mr. Mangiapane will be eligible to participate in our Stock Option Plan and Stock Purchase Plan during the term of his employment.
•

In the event we terminate Mr. Davis’ employment agreement without “cause” (as defined in the Employment Agreement) or Mr. Davis resigns with “good reason” (as defined in the Employment Agreement), Mr. Davis shall be entitled to receive, through the end of the term his base salary and incentive compensation.

•

If the Employment Agreement is terminated for “cause” (as defined in the Employment Agreement), Mr. Davis shall receive his base salary and incentive compensation through the date of termination. However, if a dispute arises between us and Mr. Davis that is not resolved within 60 days and neither party initiates arbitration, we have the option to pay Mr. Davis a lump sum of 6 months base salary as “severance payment” rather than pay Mr. Davis’ salary and incentive compensation, if any, through the date of termination.

•

In the event Mr. Davis becomes incapacitated by reason of accident, illness, or other disability whereby he is unable to carry on substantially all of his normal duties for a continuous period of 120 days, the Employment Agreement will terminate and Mr. Davis will receive (1) through the end of the fiscal year his incentive compensation and (2) his base salary for a 6 month period reduced by the amount of any payment received from disability insurance proceeds.

•	In the event Mr. Davis dies during the term of the Employment Agreement, we will pay to the estate of Mr. Davis his incentive compensation and his base salary for a period of 6 months.

Further, Mr. Davis’ employment agreement allows for him to resign for good reason upon a change in control of us. Upon his resignation for good reason, Mr. Davis would continue to receive, through the end of the Term of this Agreement (up to 1 year), his incentive compensation in accordance with the terms and conditions of his agreement and his salary at the rate then in effect.

For purposes of Mr. Davis’ agreement, a change in control is defined as:

•

a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction in a transaction approved by the stockholders, or the sale, transfer, or other disposition of more than fifty percent (50%) of the total combined voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or

(ii) the sale, transfer or other disposition of all or substantially all of the our assets in complete liquidation or dissolution of us other than in connection with a transaction described in (i) above.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is included in the following sections of our Proxy Statement for our 2008 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Election of Directors

Board Committees

Director Nominating Process

Website Access to Corporate Governance Documents

Section 16(a) Beneficial Ownership Reporting Compliance

Corporate Governance

The certifications of our Chief Executive Officer and Principal Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-QSB.

Information about our current executive officers is set forth in Part I – Item 4. above.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is included in the following sections of our Proxy Statement for our 2008 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Compensation of Executive Officers

Director Compensation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is included in the following section of our Proxy Statement for our 2008 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plans

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is included in the following sections of our Proxy Statement for our 2008 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Election of Directors

Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item is included in the following section of our Proxy Statement for our 2008 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger Between ISSG, Inc. and Rub Investments, Inc.		8-K		2.1	05/17/05
2.2	Delaware Certificate of Merger		8-K		2.2	06/13/05
2.3	Nevada Articles of Merger		8-K		2.3	06/13/05
2.4	Merger Agreement between Rubicon Financial Incorporated, ISSG Sub, Inc. and Rubicon Financial Insurance Services		8-K		2.4	02/23/07
2.7	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.7(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.7(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08

2.7(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008			2.7(d)	03/21/08
2.8	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.	8-K		2.8	08/06/07
3.1(i)(a)	ISSG, Inc. Articles of Incorporation	10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	ISSG, Inc. Certificate of Correction of Articles of Incorporation	10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	ISSG, Inc. Amendment to Articles of Incorporation	10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated	8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock	8-K		3.1(i)(g)	08/01/07
3.1(ii)	ISSG, Inc. Bylaws	10-KSB	12/31/05	3.1(ii)	04/05/06
10.1	Agreement and Plan of Merger between ISSG, Inc. and Advantage Investment Strategies, Inc.	8-K		10.1	04/18/06
10.2	Termination Agreement between ISSG, Inc. and Advantage Investment Strategies	8-K		10.2	07/20/06
10.3	Employment Agreement with Joseph Mangiapane, Jr.	8-K		10.3	01/17/07
10.4	Employment Agreement with Todd Torneo	8-K		10.4	02/23/07
10.5	Employment Agreement with Michael Sederoff	8-K		10.5	02/23/07
10.6	Employment Agreement with Thomas Jandt	8-K		10.6
10.7	Employment Agreement with Joel Newman	10-QSB	06/30/07	10.7	08/17/07
10.8	Stock Cancellation Agreement	8-K		10.8	08/06/07
10.9	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.	8-K		10.9	09/14/07
10.10	Consulting Agreement with Ms. Kathleen McPherson	8-K		10.10	09/14/07
10.11	Employment Agreement with Mr. Tom Collier	10-QSB	09/30/07	10.11	11/13/07

10.12	Amendment No. 1 to GBI Stock Purchase Agreement dated March 18, 2008		8-K	10.12	03/21/08
10.13	Employment Agreement with Terence Davis	X
16.1	Letter from De Joya Griffith & Company, LLC		8-K	16	01/17/07
21	List of Subsidiaries	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

By: /s/ Joseph Mangiapane, Jr.
Joseph Mangiapane Jr., Chief Executive Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.	Chief Executive Officer & Director	March 31, 2008
Joseph Mangiapane, Jr.	(Principal Executive Officer)

/s/ Terence Davis	President & Director	March 31, 2008
Terence Davis	(Principal Financial Officer)

/s/ Brad Bunch	Director	March 31, 2008
Brad Bunch

/s/ James Udel	Director	March 31, 2008
James Udel

/s/ Craig Triance	Director	March 31, 2008
Craig Triance

/s/ Suzanne Herring	Director	March 31, 2008
Suzanne Herring

/s/ Todd Vande Hei	Director	March 31, 2008
Todd Vande Hei