Form 10-Q
period 2008-03-31
RUBICON FINANCIAL INC
filed 2008-05-14
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(949) 798-7220

(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
4695 MacArthur Court, 11th Floor
Newport Beach, CA 92660
(949) 798-5541
Fax (949) 258-5112

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 30, 2008, was 11,360,662 shares, which includes 501,389 shares authorized but unissued.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	Audited
Assets

Current assets:
Cash	$947,560	$1,892,541
Marketable securities	846,000	956,000
Accounts receivable	178,440	-
Prepaid expenses	82,975	90,999
Notes receivable – related party	28,024	5,192
Other current assets	6,900	800
Total current assets	2,089,899	2,945,532

Fixed assets, net of accumulated depreciation of
$21,463 and $14,633, respectively	104,791	59,104

Investments	515,078	175,000

Total assets	$2,709,768	$3,179,636

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$91,114	$79,775
Accrued expenses	34,306	23,352
Investment obligation	87,500	104,000
Deferred revenue	52,093	35,109
Accrued interest payable – related party	58,394	54,493
Notes payable – related party	160,539	160,539
Total current liabilities	483,946	457,268

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 10,724,273 and 10,724,273 shares issued
and outstanding as of March 31, 2008 and
December 31, 2007, respectively	10,724	10,724
Common stock owed but not issued, 636,389 and 559,790
as of March 31, 2008 and December 31, 2008, respectively	636	559
Additional paid in capital	15,360,931	15,077,094
Unamortized shares and options issued for services	(2,530,313)	(2,878,413)
Other comprehensive losses	(154,000)	(359,000)
Accumulated (deficit)	(10,462,156)	(9,128,556)
Total stockholders’ equity	2,225,822	2,722,368

Total liabilities and stockholders’ equity	$2,709,768	$3,179,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Revenue	$95,220	$20,798

Expenses:
Direct costs	13,950	1,354
Consulting	49,710	73,087
Professional fees	115,934	156,000
Executive compensation	442,929	351,528
General and administrative expenses	325,985	73,201
Depreciation	6,830	2,962
Impairment of goodwill	-	122,500
Total operating expenses	955,338	780,632

Net operating (loss)	(860,118)	(759,834)

Other income (expense):
Interest expense	(1,530)	(179)
Interest expense – related party	(3,900)	(5,526)
Interest income	13,195	17,095
Minority interest (loss)	(59,923)	-
Total other income (expense)	(52,158)	11,390

Net (loss)	(912,276)	(748,444)

Other comprehensive (loss)	(315,000)	-

Total comprehensive (loss)	$(1,227,276)	$(748,444)

Weighted average number of common shares
Outstanding – basic and fully diluted	11,323,253	12,627,412

Net (loss) per share – basic and fully diluted	$(0.11)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities	$(912,276)	$(748,444)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation	6,830	2,962
Impairment of goodwill	-	122,500
Minority interest losses	59,923	-
Amortization of prepaid share-based compensation	348,100	186,465
Shares and options issued for services	10,000	232,208
Changes in operating assets and liabilities
Accounts receivable	(208,770)	1,095
Prepaid expenses	8,024	(190,590)
Interest receivable	(976)	(477)
Accounts payable	11,339	(73,646)
Accrued liabilities	10,954	(7,726)
Investment obligation	(16,500)	-
Deferred revenue	16,984	(4,137)
Interest payable	-	(496)
Interest payable – related party	3,901	4,056
Net cash (used) by operating activities	(662,467)	(476,230)

Cash flows from investing activities
Proceeds for notes receivable	-	(51,674)
Purchase of fixed assets	(52,515)	(4,251)
Purchase of investments	(400,000)	-
Net cash (used) in investing activities	(452,515)	(55,925)

Cash flows from financing activities
Cash acquired with merger	-	9,670
Proceeds from notes payable	-	219
Payments on notes payable	-	(2,389)
Sale of common stock	170,000	-
Net cash provided by financing activities	170,000	7,500

Net (decrease) in cash	(944,981)	(524,655)
Cash – beginning	1,892,541	1,901,124
Cash – ending	$947,560	$1,376,479

Supplemental disclosure
Interest paid	$1,530	$1,568
Income taxes paid	$-	$-

Shares and options issued for services	$10,000	$418,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBICON FINANCIAL INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2007.

We were originally incorporated in the State of Delaware on April 28, 1986 (“Inception”) and formerly known as Art World Industries (“AWI”). On August 6, 2002, we changed our name to ISSG, Inc. In addition, on March 9, 2004, we completed the acquisition of a wholly-owned subsidiary, Dial-A-Cup, Inc., a Nevada Corporation. Further, on June 2, 2005, we completed a merger with Rub Investments Ltd., (“Rub”) on September 6, 2006 we changed our name to Rubicon Financial Incorporated. Effective February 1, 2007, we completed a merger with Rubicon Financial Insurance Services, Inc. a Nevada corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. our wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly owned subsidiary. We issued 50,000 shares of our common stock in exchange for 100% of the outstanding shares of RFIS. On February 13, 2007, we formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada corporation. Effective May 11, 2007, we acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc. our wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary. We issued 1,159,000 shares of our common stock in exchange for 100% of the outstanding shares of RREM.

Note 2 – Summary of significant accounting policies

Concentration of credit risk for cash deposits
Financial instruments that potentially subject us to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2008, we had approximately $700,791 in excess of FDIC insured limits.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3 – Marketable Securities

On November 27, 2007, we entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”) whereby we agreed to issue 1,000,000 shares of our common stock in exchange for 200,000 shares of AIMN and $1,000,000 in cash. We recorded marketable securities of $1,000,000 representing the fair market value of $5 per share on the date of agreement. On March 31, 2008, we evaluated the fair value of the securities and recorded other comprehensive loss in the amount of $154,000 to adjust the recorded value to the market value at the balance sheet date.

Note 4 – Notes receivable

On April 18, 2008, we amended a note receivable in the amount of $20,000 with our subsidiary, Rubicon Real Estate and Mortgage (“RREM”), whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require principal and interest payments monthly in the amount of $898. The amended note bears interest at a rate of 6% per annum and matures on April 18, 2009. On March 18, 2008, we received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The outstanding principal balance as of March 31, 2008 was $19,202. On April 3, 2008, we revised the loan agreement to extend the initial one-year term an additional twelve months (See Note 9).

In addition, Mr. Newman owes us $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of March 31, 2008, the principal balance owed was $5,000 and accrued interest receivable was $267.

Note 5 - Investments

We maintain a 24.9% interest in Maximum Financial Investment Group, Inc. (“MFIG”), and AIS Financial (“AIS”), private brokerage firms. We have recorded our investment in accordance with the equity method whereby the carrying value of the investment is adjusted based on the net income or losses and any dividends paid. As of March 31, 2008 we recorded minority interest losses totaling $16,519 representing a loss of $16,757 from MFIG and income of $238 from AIS. The adjusted value of our investment was $33,243 and $80,238, respectively.

Previously, we owned a 15% interest in Grant Bettingen, Inc. (“GBI”) a private brokerage firm. We had accounted for our investment as “Available for Sale” as required by FAS 115. On January 23, 2008, we entered into Amendment No. 2 to the Merger Agreement with GBI. Pursuant to the amendment, the termination date was extended from March 31, 2008 to June 30, 2008. In addition, we agreed to deposit an additional $200,000 with GBI.

On March 7, 2008, we entered into Amendment No. 3 to the Merger Agreement whereby GBI agreed to sell us an additional 6% of its outstanding shares prior to the closing for a purchase price of $400,000. Pursuant to the amendment, we agreed to apply the $200,000 previously advanced pursuant to Amendment No. 2 towards the additional purchase. On February 29, 2008, we paid $100,000 towards the remaining balance of $200,000 with the remaining $100,000 to be paid to GBI in such increments as may be agreed to by and between the Parties. As of March 31, 2008, our investment in GBI was $401,597 and we had a remaining investment obligation in the amount of $87,500.

Due to our increase in ownership from 15% to 21%, we have adjusted accounting treatment of our investment in GBI from “Available for Sale” to the equity method. As a result, we have expensed $315,000 of previously unrecognized other comprehensive losses and recorded minority interest losses in the amount of $43,403 as of March 31, 2008.

Note 6 – Notes payable – related party

Previously, our operations have been funded by the founder of Dial-A-Cup, our wholly owned subsidiary. As of March 31, 2008, total amounts loaned to the Company by this officer were $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of Dial-A-Cup’s beverage dispenser. The note bears interest of 10% per annum and is due on demand. During the three months ended March 31, 2008 and 2007, we recorded $3,901 and $5,529, respectively, of interest expense related to the note.

Note 7 – Stockholders’ equity

During the three months ended March 31, 2008, we sold subscriptions to purchase 85,000 shares of our par value common stock for cash totaling $170,000 or $2 per share. We paid fees in connection with the sale of our common stock, totaling $26,000 which was deducted from the proceeds. As of March 31, 2008 the shares were un-issued.

On March 26, 2008, we authorized the issuance of 5,000 shares of our common stock to an employee as a bonus for past services. The fair value of the shares on the date of grant was $10,000 which was expensed as additional compensation. At March 31, 2008 the shares were un-issued.

On March 31, 2008, we cancelled 13,401 shares previously authorized and unissued pursuant to an agreement with our former Chief Financial Officer.

Note 8 – Warrants and options

During the three months ended March 31, 2008, we cancelled 200,000 options previously granted to the former President of RREM, upon his resignation. The options had not vested.

A summary of outstanding stock options and warrants as of March 31, 2008 is as follows:

	Options		Warrants
Outstanding 01/01/08	1,500,000	$1.79	100,000	$3.00
Granted	-	-	-	-
Cancelled	(200,000)	1.00	-	-
Exercised	-	-	-	-
Outstanding 3/31/08	1,300,000	$1.91	100,000	$3.00
Vested as of 03/31/08	1,000,000	$1.75	100,000	$3.00

Note 9 – Commitments

On March 27, 2008, we entered into an employment agreement with our President, Mr. Terence Davis. Pursuant to the agreement, Mr. Davis shall receive annual compensation in the amount of $96,000 commencing on April 1, 2008 and expiring on March 31, 2009. Mr. Davis salary will be paid in accordance with normal company policy.

Note 10 – Subsequent events

On April 2, 2008, we sold 45,000 shares of our common stock for cash totaling $90,000 and we issued these shares and 85,000 additional shares (130,000 in total) of our common stock pursuant to previously received subscription agreements.

On April 2, 2008, we issued 5,000 shares previously authorized to an employee of the Company.

On April 3, 2008, we entered into an agreement with our former Chief Financial Officer, Michael Sederoff, for the lock-up of 25,000 shares of our common stock currently held by Mr. Sederoff. Pursuant to the agreement, Mr. Sederoff has agreed not to sell, pledge or hedge the aforementioned securities for a period expiring on February 1, 2010.

On April 3, 2008, we entered into an agreement with our former President of RREM, Joel Newman, whereby we agreed to extend Mr. Newman’s amended note for an additional one year period in exchange for a lock-up agreement on 284,000 shares of our common stock currently held by Mr. Newman for a period expiring on March 15, 2010.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to raise additional financing for working capital;
•	our ability to successfully compete in the financial services industry;
•	actions and initiatives taken by both current and potential competitors;
•	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
•	deterioration in general or regional (especially Southern California) economic, market and political conditions;
•	deterioration in both the lending markets and the real estate markets in general;
•	the level of volatility of interest rates as well as the shape of the yield curve;
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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded financial service holding company with three wholly-owned operating subsidiaries: (i) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in the State of California; (ii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provides professional assistance in the fields of residential and commercial real estate and mortgage loans in California; and (iii) Dial-A-Cup, which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand.

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

Overview of Financial Services

We have established our headquarters in Orange County, California to capitalize on the perceived large and affluent demographic base for our products in the financial services industry. The types of financial services we offer are: insurance, both personal and commercial; mortgage loan and real estate services, both residential and commercial; and in the future we intend to offer retail brokerage services; securities market making; on-line trading; as well as investment banking services for small to mid-sized companies. Each subsidiary providing these services will be an individually licensed corporation doing business under the parent holding company and is intended to allow us to become a unique, single-source, financial services provider.

In addition to our operating subsidiaries, we entered into a merger agreement with Grant Bettingen, Inc. (“GBI”), a licensed firm providing diversified investment banking and securities transaction services.  The merger with GBI is subject to closing conditions, including approval by the Financial Industry Regulatory Authority (“FINRA”) of GBI’s change in management/ownership. Upon closing of the merger, GBI will become another of our wholly-owned subsidiaries. Additionally, on September 7, 2007, we executed a share purchase agreement for the purchase of 16 shares of GBI, which represented approximately 15% of the issued and outstanding equity shares of GBI. On March 18, 2008, the share purchase agreement was amended and we agreed to purchase an additional 9 shares of GBI common stock (which represented approximately 6% of the outstanding securities of GBI following completion of this additional purchase, bringing our total equity ownership in GBI to approximately 21%) for an additional $400,000, payable in the following increments: conversion of the $200,000 net capital deposit previously deposited with GBI in January 2008; $100,000 that was advanced to GBI on February 29, 2008; and an additional $100,000 in three equal installments over the 90 days following execution of the amendment to the share purchase agreement. In the event the merger is not consummated, GBI has the right to repurchase the initial 16 shares from us upon certain conditions for a period of 24 months from the termination date of the merger.

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

Results of Operations for the three months ended March 31, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Revenue:

	Three months ended
	March 31, 2008	March 31, 2007	Increase / (Decrease)
			$	%
Revenues	$95,220	$20,798	$74,422	358%

Revenues for the three months ended March 31, 2008 were $95,220 compared to revenues of $20,798 for the comparable three months ended March 31, 2007. This resulted in an increase in revenues of $74,422, from the previous year. During 2007 we acquired our wholly owned subsidiaries RFIS and RREM. Our increased revenues are directly attributable to the revenue derived from these two subsidiaries. At March 31, 2007, RFIS had earned commissions of $20,798 compared to $70,052 at March 31, 2008. RREM was acquired on May 4, 2007 and therefore had no reported earnings at March 31, 2007. During the three months ended March 31, 2008, RREM had commissions and fees earned in the amount of $25,168.

Expenses:

	Three months ended
	March 31, 2008	March 31, 2007	Increase / (Decrease)
			$	%
Direct Costs	$13,950	$1,354	$12,596	930%
Consulting	49,710	73,087	(23,377)	(32)%
Professional fees	115,934	156,000	(40,066)	(26)%
Executive compensation	442,929	351,528	91,401	26%
General and administrative expenses	325,985	73,201	252,784	345%
Depreciation	6,830	2,962	3,868	131%
Impairment expense	-	122,500	(122,500)	-
Total operating expenses	955,338	780,632	174,706	22%

Other income (expenses)	(52,158)	11,390	(63,548)	(558)%

Net (loss)	$(912,276)	$(748,444)	$163,832	22%

Direct Costs

Our direct costs are comprised of commissions paid to associates and miscellaneous fees related directly to the sale of our insurance products and mortgage services. These costs have a direct relationship to our revenue and will increase or decrease as revenue increases or decreases. As of March 31, 2008, we had direct costs of $13,950 compared to $1,354 for the three months ended March 31, 2007. During the first quarter of 2008, our revenue increased 358% while our direct costs increased 930% or $12,596. The substantial increase is primarily the result of the inclusion of direct costs attributable to our mortgage services activities.

Consulting

During the three months ended March 31, 2008, we incurred $49,710 in consulting expenses compared to $73,087 in consulting expenses for the three months ended March 31, 2007, a decrease of $23,377 or 32%. As we have completed our initial acquisitions, our need for outside services has declined due to our increase in employees. Though we anticipate a continued need for specialized outside consulting services, it is our goal to employ sufficient internal staff to meet the majority of our operational needs.

Professional fees

Our professional fees decreased $40,066 from $156,000 for the three months ended March 31, 2007 to $115,934 for the three months ended March 31, 2008. During the three month period ended March 31, 2007, our legal and accounting fees were elevated due to our acquisition of RFIS on February 1, 2007. Our current quarter decline was anticipated and we further anticipate lower professional fees through the remainder of the year.

Executive compensation

Executive compensation consists of salaries paid to our officers as well as equity compensation. During the three months ended March 31, 2008 our executive compensation was $442,929 , of which $348,100 (approximately 79%) represented the amortization of prepaid equity-based compensation. This is compared to $351,528, of which $186,465 represented the amortization of prepaid equity-based for the three months ended March 31, 2007. Our increase of $91,401 was due to the additional officers employed subsequent to March 31, 2007. Through our acquisitions, we have added two additional officers, one each in RFIS and RREM. Further, our overall growth has created the need for a full-time operations officer, which was filled during the three months ended March 31, 2008.

General and administrative expenses

General and administrative expenses were $325,985 for the three months ended March 31, 2008 versus $73,201 for the comparable period of three months ended March 31, 2007, which resulted in an increase of $252,784. As we acquired our wholly owned subsidiaries, RFIS and RREM, we also acquired the overhead expenses required to operate each business. During fiscal 2007, we had just emerged from a development stage status and had not yet commenced the full operations of our insurance and mortgage service businesses. It is our expectation these cost will remain consistent throughout the remainder of this year.

Depreciation expense

We will incur normal depreciation expense calculated on a straight-line basis for all assets in service. Our depreciation for the three months ended March 31, 2008 was $6,830 compared to $2,962 for the three months ended March 31, 2007. As we develop our current business plan, we anticipate continued capital expenditures which will result in an increase in our depreciation expense until such point we have met our depreciable capital asset needs.

Total operating expenses

Our overall operating expenses were $955,338 for the three months ended March 31, 2008 versus $780,632 for the three months ended March 31, 2007, which resulted in an increase of $174,706 or 22%. We had anticipated an increase due to our prior year acquisitions and our emergence from a development stage status with the full commencement of operations. We experienced the most significant increase in our general and administrative expenses which was to be expected as we acquired the fully operational businesses of RFIS and RREM.

Other income (expenses)

Other income is currently comprised of interest earned on our deposit accounts with our financial institution and totaled $13,195 for the three months ended March 31, 2008 compared to $17,095 for the three months ended March 31, 2007. The decrease was due to our lower cash balance during the first quarter of 2008.

Our other expenses include interest expense, minority interest losses and recognition of other comprehensive losses from our available for sale investments. Interest expense was $5,430 compared to $5,705 for the three months ended March 31, 2008 and 2007, respectively. Losses from our minority interest investments were $59,923 for the three months ended March 31, 2008. At March 31, 2007, we had not yet acquired our minority interests and therefore no minority interest earnings or losses were recognized.

Net loss

Our net loss for the three months ended March 31, 2008 was $912,276 compared to $748,444 for the three months ended March 31, 2007, an increase in net loss of $163,832 or 22%. The increase in net loss is directly attributable to our increases in executive compensation, general and administrative expenses and losses attributable to our minority interest investments.

Other comprehensive losses

On March 7, 2008, we acquired an additional 6% interest in Grant Bettingen, Inc. (“GBI”), a private brokerage firm, bringing our total minority ownership interest to 21%. We have accounted for the transfer of category as a result of our increased ownership interest, pursuant to the guidance of FAS 115 whereby all previous comprehensive losses were immediately recognized through earnings and all current earnings, losses and dividends, where applicable, have been recognized based on our pro rata ownership. We have recorded other comprehensive losses in the amount of $315,000 in connection with our investment in GBI.

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

Because of our limited operating history we have yet to generate any significant revenues from our financial service platform (only $95,220 during the quarter ended March 31, 2008). Our activities have been limited to the development of insurance services, development of residential and commercial real estate sales and mortgage loans and the negotiation of various acquisitions. Consequently, we have incurred the expenses of a start-up.

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

Historically, our plan of operation has been stalled by a lack of adequate working capital. During the first quarter of 2008, we raised an additional $170,000 through a private placement and as of March 31, 2008, we had available cash of $947,560. We believe these funds will help progress our move into the financial services industry and will assist in potential mergers and acquisitions of financial services entities. However, if and when our funding requirements increase, we may raise additional funds through either equity or debt financing.

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

As a result of the merger with RREM, RREM entered into an employment agreement with Joel Newman, to serve as its President, which was subsequently terminated upon the resignation of Mr. Newman in March of 2008. On March 13, 2008, RREM entered into an employment agreement with its new president, Craig Triance, one of our directors. A copy of Mr. Triance’s employment agreement is attached hereto as Exhibit 10.14. Additionally, RREM has 5 full time personnel assisting in the mortgage and real estate units of RREM.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2008 compared to December 31, 2007.

	March 31,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$2,089,899	$2,945,532	$(855,633)	(29)%
Current Liabilities	483,946	457,268	26,681	6%
Working Capital	$1,605,953	$2,488,264	$882,311	35%

Prior to the private placements at the end of 2006 and during fiscal 2007, the inventor of Dial-A-Cup’s product primarily funded our operations. As of March 31, 2008, total amounts owed in principal and interest to this individual was $214,433. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand. For the three months ended March 31, 2008, we recorded $3,901 of interest expense related to the note. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

During fiscal 2007 we completed a private placement for $2 million and during the three months ended March 31, 2008 we raised an additional $170,000. We believe the $947,560 in cash on hand at March 31, 2008 will be sufficient to sustain operations through the third quarter of fiscal 2008. However, we may need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our shareholders or us.

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

Concentration of credit risk for cash deposits: Financial instruments that potentially subject the Company to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2008, we had approximately $700,791 in excess of FDIC insured limits.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors.

Risks Relating To Our Business and Marketplace

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our shareholders. This may result in our inability to fund our working capital requirements and harm our operational results.

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

“Subprime” mortgage loan defaults could adversely impact the operations of our real estate and mortgage division. In addition, subprime mortgage loan defaults began to increase with respect to mortgages considered to be less credit risk than “subprime” mortgages. It is expected that mortgage default rates will continue to increase through the first half of 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the ability of buyers of residential properties to acquire single family residences, in addition to reductions in the value of investment portfolios containing securities affected by such mortgages. Because the real estate and mortgage division is highly dependent upon fees and commissions based upon sales and financings related to residential and investment properties, the downward trend in “subprime” mortgages may materially impact our results of operations on a consolidated basis.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market. We have not been late in any of our SEC reports through March 31, 2008.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of common stock and on July 31, 2007 we received shareholder approval of an amendment to our Certificate of Incorporation to allow for 10,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 29, 2008, we completed a private placement wherein we sold a total of 130,000 shares of our restricted common stock at $2.00 per share to 7 accredited investors for a total purchase price of $260,000, all of which was paid in cash. $170,000 was sold during the year ended December 31, 2007, with an additional $90,000 sold during the first quarter. The shares were issued on April 2, 2008. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506. The shares were sold through registered broker/dealers and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in their financial and business matters that they were capable of evaluating the merits and risks of their investment. We paid $26,000 in commissions and fees to Grant Bettingen, Inc. on the issuance and sale of the shares.

In March of 2008, Joel Newman, the president of RREM, resigned from all of his positions with RREM, which terminated his employment agreement and cancelled his 200,000 common stock options. As of the date of cancellation, the options had not fully vested.

Subsequent Issuances

On April 2, 2008, we issued 5,000 shares of our common stock to an employee for services. We believe that the issuance of shares described above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

On April 3, 2008, Michael Sederoff, our former chief financial officer, executed a two year lock-up agreement with us wherein Mr. Sederoff agreed not to sell his 25,000 shares of common stock, received as part of his prior employment agreement with us, for a period of two years and Mr. Sederoff waived all rights to receive the additional 13,401 shares of our common stock that had accrued under the employment agreement and were authorized for issuance as of December 31, 2007. Therefore, the 13,401 shares will not be issued and the authorization for issuance was revoked. A copy of the lock-up agreement is attached hereto as Exhibit 10.15.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2008.

Item 5. Other Information.

Davis Employment Agreement

On March 27, 2008, we entered into an employment agreement with Terence Davis, our president. The Employment Agreement provides for a one year term commencing on April 1, 2008 and expiring on March 31, 2009, with an automatic one year renewal unless otherwise terminated as described in the agreement. A copy of the agreement was filed as Exhibit 10.13 to the 10-K filed on March 31, 2008. Mr. Davis is entitled to the following compensation pursuant to the Employment Agreement.

•	We have agreed to pay Mr. Davis a base salary of $8,000 per month with yearly adjustments being determined by specified criteria and our board of directors.
•	Mr. Davis will be eligible to participate in our Stock Option Plan and Stock Purchase Plan during the term of his employment.
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

Triance Employment Agreement

On March 13, 2008, RREM entered into an employment agreement with Craig Triance, one of our directors, to serve as its President. The agreement is for a term commencing on March 15, 2008 and expiring on March 31, 2009, with the option to renew by mutual written agreement unless otherwise terminated as described in the agreement. Mr. Triance will be paid a salary of $8,000 a month. A copy of Mr. Triance’s agreement is attached hereto as Exhibit 10.14.

Newman Lock-Up Agreement

On April 3, 2008, we entered into a lock-up agreement with Joel Newman, the former president of RREM, whereby Mr. Newman agreed to lock-up 284,000 shares owned by him until he repays certain promissory notes, which are scheduled to be repaid on or before March 2010. A copy of Mr. Newman’s lock-up agreement is attached hereto as Exhibit 10.16.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger Between ISSG, Inc. and Rub Investments, Inc.		8-K		2.1	05/17/05
2.2	Delaware Certificate of Merger		8-K		2.2	06/13/05
2.3	Nevada Articles of Merger		8-K		2.3	06/13/05
2.4	Merger Agreement between Rubicon Financial Incorporated, ISSG Sub, Inc. and Rubicon Financial Insurance Services		8-K		2.4	02/23/07
2.7	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.7(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.7(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.7(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.8	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	ISSG, Inc. Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	ISSG, Inc. Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	ISSG, Inc. Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06

3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	ISSG, Inc. Bylaws		10-KSB	12/31/05	3.1(ii)	04/05/06
10.1	Agreement and Plan of Merger between ISSG, Inc. and Advantage Investment Strategies, Inc.		8-K		10.1	04/18/06
10.2	Termination Agreement between ISSG, Inc. and Advantage Investment Strategies		8-K		10.2	07/20/06
10.3	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.4	Employment Agreement with Todd Torneo		8-K		10.4	02/23/07
10.5	Employment Agreement with Michael Sederoff		8-K		10.5	02/23/07
10.6	Employment Agreement with Thomas Jandt		8-K		10.6
10.7	Employment Agreement with Joel Newman		10-QSB	06/30/07	10.7	08/17/07
10.8	Stock Cancellation Agreement		8-K		10.8	08/06/07
10.9	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.10	Consulting Agreement with Ms. Kathleen McPherson		8-K		10.10	09/14/07
10.11	Employment Agreement with Mr. Tom Collier		10-QSB	09/30/07	10.11	11/13/07
10.12	Amendment No. 1 to GBI Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.13	Employment Agreement with Terence Davis		10-K	12/31/07	10.13	03/31/08
10.14	Employment Agreement with Craig Triance	X
10.15	Sederoff Lock-Up Agreement	X
10.16	Newman Lock-Up Agreement	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By:	/s/ Terence Davis
Terence Davis, President
(On behalf of the Registrant and as Principal Financial
Officer)

Date: May 13, 2008