Form 10-Q
period 2008-06-30
RUBICON FINANCIAL INC
filed 2008-08-14
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2008, was 12,478,162 shares, which includes 501,389 shares authorized but unissued and 100,000 shares currently subject to cancellation.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$516,489	$1,892,541
Restricted cash	200,000	-
Marketable securities	778,000	956,000
Accounts receivable	310,260	-
Prepaid expenses	2,309,613	2,969,412
Notes receivable	100,000	-
Notes receivable – related party	24,202	5,192
Other current assets	11,423	800
Total current assets	4,249,987	5,823,945

Fixed assets, net of accumulated depreciation of $107,338 and $14,633, respectively	148,674	59,104

Other assets:
Deposits	16,554	-
Intangible assets – customer lists, net of amortization of $20,653	2,457,660	-
Long-term investments	33,243	175,000
Total other assets	2,507,457	175,000
Total assets	$6,906,118	$6,058,049

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$172,455	$79,775
Accrued expenses	464,130	23,352
Investment obligation	523,000	104,000
Deferred revenue	91,194	35,109
Current portion of capital lease	12,335	-
Accrued interest payable – related party	62,294	54,493
Notes payable – related party	160,539	160,539
Total current liabilities	1,485,947	457,268

Long-term capital lease	5,125	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 11,976,773 and 10,724,273 shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	11,979	10,724
Common stock owed but not issued, 501,389 and 559,790
as of June 30, 2008 and December 31, 2008, respectively	501	559
Additional paid in capital	17,696,113	15,077,094
Other comprehensive (loss)	(217,983)	(359,000)
Accumulated (deficit)	(12,075,563)	(9,128,556)
Total stockholders’ equity	5,415,047	5,600,821
Total liabilities and stockholders’ equity	$6,906,118	$6,058,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$704,283	$112,903	$799,503	$133,701

Expenses:
Direct costs	726,926	62,274	740,876	63,628
Consulting	65,205	17,788	114,915	90,875
Professional fees	49,656	74,743	165,590	230,743
Executive compensation	1,240,936	461,965	1,683,865	813,493
General and administrative expenses	372,952	120,793	707,499	193,994
Impairment of goodwill	-	2,111,700	-	2,234,200
Depreciation and amortization	32,190	3,119	39,020	6,081
Total expenses	2,496,427	2,852,382	3,451,765	3,633,014

Net operating (loss)	(1,792,144)	(2,739,479)	(2,652,262)	(3,499,313)

Other income (expense):
Interest expense	(1,730)	(3,227)	(3,260)	(3,406)
Interest expense - related party	(3,901)	(2,399)	(7,801)	(7,928)
Interest income	15,540	19,257	28,735	36,352
Interest income - related party	-	267	-	267
Other income	42,841	-	42,841	-
Minority interest income (loss)	19,763	-	(40,160)	-
Total other income (expense)	72,513	13,898	20,355	25,285

Net (loss)	(1,719,631)	(2,725,581)	(2,631,907)	(3,474,028)

Other comprehensive (loss)	-	-	(315,000)	-

Total comprehensive (loss)	$(1,719,631)	$(2,725,581)	$(2,946,907)	$(3,474,028)

Weighted average number of common shares
outstanding - basic and fully diluted	10,093,812	15,091,443	11,518,151	13,866,234

Net (loss) per share - basic and fully diluted	$(0.17)	$(0.18)	$(0.26)	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net (loss)	$(2,631,907)	$(3,474,028)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	39,020	6,081
Impairment of goodwill	-	2,234,200
Minority interest losses	40,160
Amortization of prepaid share-based compensation	698,481
Shares and options issued for services	737,764	787,461
Changes in operating assets and liabilities:
Accounts receivable	26,110	(29,074)
Prepaid expenses	45,053	(182,318)
Deposits	-	(2,400)
Employee advances	(8,452)	(24,828)
Accrued interest receivable	(1,130)	(425)
Accounts payable	33,820	(59,640)
Accrued expenses	64,411	(4,102)
Investment obligation	(104,000)	-
Deferred revenue	56,085	(13,326)
Accrued interest payable	-	569
Accrued interest payable - related party	7,801	7,801
Net cash (used) by operating activities	(996,784)	(754,029)

Cash flows from investing activities
Proceeds for notes receivable	-	(10,000)
Proceeds for notes receivable - related party	-	(26,700)
Payments on notes receivable – related party	(2,000)	-
Purchase of fixed assets	(63,281)	(4,791)
Distribution of assets – related party	89,716	-
Purchase of intangible assets	(762,313)	-
Purchase of investments	-	(175,000)
Net cash (used) by investing activities	(737,878)	(216,491)

Cash flows from financing activities
Cash acquired with mergers	388,610	933,207
Donated capital	-	456
Proceeds from notes payable	-	795
Payments on notes payable	-	(3,699)
Payments from notes payable - related party	-	(3,976)
Shares issued for cash	170,000	-
Net cash provided by financing activities	558,610	926,783

Net increase (decrease) in cash	(1,176,052)	(43,737)
Cash - beginning	1,892,541	1,901,124
Cash - ending	$716,489	$1,857,387

Supplemental disclosures:
Interest paid	$3,572	$2,268
Income taxes paid	$3,750	$-

Non-cash financing activities:
Shares and options issued for services	$737,764	$787,461
Shares issued for investment	$-	$245,000
Shares issued for acquisition	$1,680,000	$3,135,900
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBICON FINANCIAL INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1- Summary of Significant Accounting Policies

Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the December 31, 2007 Form 10-K. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire year.

The financial statements include those of: Rubicon Financial Incorporated (“Rubicon”); and its wholly owned subsidiaries, Rubicon Financial Insurance Services, Inc. (“RFIS”), Rubicon Real Estate and Mortgages, Inc. (“RREM”), Grant Bettingen, Inc. (“GBI”) and Dial-A-Cup, Inc. (“DAC”). All significant inter-company transactions and balances have been eliminated.

Recently Issued Accounting Standards:
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141 (R)”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The provision of FAS 141(R) and FAS 160 are effective for the fiscal year beginning January 1, 2009. Rubicon is currently evaluating the impact of the provisions of FAS 141 (R) and FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on the entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the year ending December 31, 2008. Rubicon is currently evaluating the impact of the provisions of FAS 160.

Concentration of credit risk for cash deposits:
Financial instruments that potentially subject Rubicon to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2008, Rubicon had approximately $279,750 in excess of FDIC insured limits.

Reclassifications:
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

NOTE 2 – Business Combination Achieved in Stages

On June 2, 2008, Rubicon completed a merger with GBI, a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”), by completing the acquisition of 100% of the outstanding common stock of GBI for a total purchase price of $3,229,364.  In September of 2007, Rubicon originally purchased a 15% interest in GBI for cash totaling $360,000. Rubicon accounted for this investment as “Available for Sale” as required by SFAS 115. In addition, in March of 2008, Rubicon purchased an additional 6% of GBI’s outstanding shares prior for a purchase price of $400,000. Rubicon paid $312,500 towards to additional interest leaving a balance owed of $87,500, which was eliminated by GBI upon closing of the merger.

During the acquisition phases of GBI, Rubicon’s interest in GBI initially consisted of 15% of the total outstanding shares, which was subsequently increased to 21% with the purchase of an additional 6% interest. Upon completion of the continuation in management process with FINRA, Rubicon acquired the remaining 79% of the total outstanding shares in exchange for $789,364 in cash and 1,200,000 shares of Rubicon’s common stock. During the acquisition stages, Rubicon adjusted accounting treatment of its investment in GBI initially from “Available for Sale”, to the equity method as required by SFAS 115. As a result, Rubicon expensed $315,000 of previously unrecognized other comprehensive losses and recorded minority interest losses in the amount of $43,403, resulting in a net investment of $2,870,961.

Pursuant to SFAS 141, Rubicon recognized the identifiable assets acquired and the liabilities assumed as follows:

At June 2,
2008
Consideration
Cash	$789,364
Equity instruments (1,200,000 common shares of Rubicon1)	1,680,000
Fair value of total consideration transferred	2,469,364
Fair value of Rubicon’s equity interest in GBI prior to combination	401,597
$2,870,961

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$823,463
Property, plant and equipment	62,517
Identifiable intangible assets – Customer lists2 (See Note 4)	2,442,313
Financial liabilities	(457,332)
Total identifiable net assets	$2,870,961

1The fair value of the 1,200,000 common shares issued as part of the consideration paid for 79% GBI was determined on the basis of the closing market price of Rubicon’s common shares on the acquisition date.

2We have allocated the consideration paid in excess of the fair value of assets acquired and liabilities assumed towards the identifiable intangible customer relationships acquired. The estimated net future cash flows from these relationships are estimated to be approximately $3,250,000 annually based on the assets under management at the time of acquisition.

The amount of GBI’s revenue and expenses included in Rubicon’s consolidated income statement for the period ended June 30, 2008, and the unaudited revenue and expenses of the combined entity had the acquisition date been January 1, 2008 or January 1, 2007 are:

	Revenue	Expenses
Actual from June 3, 2008 to June 30, 2008	$521,064	$568,414
Supplemental pro forma from
January 1, 2008 to June 30, 2008	$2,761,950	$3,157,343
Supplemental pro forma from
January 1, 2007 to June 30, 2007	$6,059,650	$10,154,164

Rubicon believes the acquisition will enhance its financial services platform by enhancing its ability to offer a broad range of services.  RCBF further deems the synergies that exist between investment activities, insurance requirements and the current real estate environment, may create an opportunity for cross revenue generation for all of its financial service platforms.

NOTE 3 – Restricted Cash

As a result of Rubicon’s acquisition of GBI, Rubicon acquired $200,000 in cash residing in an impound account in the name of GBI. In consideration of the application for continuation in management, FINRA required GBI to maintain a restricted cash account in the amount of $200,000 for an indefinite period of time for the sole purpose of ensuring GBI sufficiently maintains its net capital requirements as prescribed by FINRA regulations. The account is non-interest bearing.

NOTE 4 – Identifiable Intangible Assets

During the six months ended June 30, 2008 Rubicon consummated the acquisition of 100% of the outstanding common shares of GBI (see Note 2). As a result of the acquisition, Rubicon identified intangible assets in the GBI customer lists valued at approximately $2,442,313. In addition, RFIS purchased a customer list for the purpose of seeking insurance business from the commercial trucking industry.  The total purchase price was $36,000 and will be amortized over a period of 10 years.  As of June 30, 2008, Rubicon recorded amortization in the amount of $20,653 attributable to its intangible assets.

NOTE 5 - Marketable securities

On November 27, 2007, Rubicon entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby Rubicon agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. Rubicon recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On June 30, 2008, Rubicon evaluated the fair value of the securities and recorded other comprehensive loss in the amount of $222,000 to adjust the recorded value to the market value at the balance sheet date.

NOTE 6 – Notes receivable

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and mature on April 18, 2009. On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The outstanding principal balance as of June 30, 2008 was $19,202.

In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of June 30, 2008, the principal balance owed was $5,000 and accrued interest receivable was $342.

On June 3, 2008, Rubicon issued a note receivable in the amount of $100,000 to Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement” as discussed in note 7. The note accrues interest at a rate of 6% per annum and is due June 1, 2009. As of June 30, 2008 the principal balance was $100,000 and Rubicon accrued $500 in interest receivable.

NOTE 7 - Investments

Rubicon maintains a 24.9% interest in Maximum Financial Investment Group, Inc. (“MFIG”). Rubicon recorded its investment in accordance with the equity method, whereby the carrying value of the investment is adjusted based on the net income or losses and any dividends paid. During the six month period ended June 30, 2008 Rubicon recorded minority interest losses totaling $16,757. The adjusted value of its investment at June 30, 2008 was $33,243.

On June 3, 2008, Rubicon entered into a Stock Repurchase and Settlement Agreement with AIS Financial, Inc. (“AIS”) and Marc Riviello whereby Rubicon returned its previously purchased 24.9% interest in AIS in exchange for the cancellation of 100,000 shares of Rubicon common stock and a note receivable from Mr. Riviello in the amount of $100,000, representing the original amounts paid by Rubicon for the acquisition of the minority interest in AIS. As a result of the repurchase agreement, Rubicon reduced its minority interest losses in the amount of $19,524.

On June 2, 2008, Rubicon completed the acquisition of GBI through the purchase of 100% of GBI’s outstanding common shares (see Note 2). Prior to the consummation of the acquisition, Rubicon maintained a 21% minority interest in GBI accounted for under the equity method. As of the date of acquisition, Rubicon recorded minority interest losses totaling $43,403.

As of June 30, 2008 Rubicon’s minority interest losses totaled $40,160.

NOTE 8 – Related Party Transactions

Rubicon’s operations were previously funded by the sole officer of DAC. As of June 30, 2008, total amounts loaned to Rubicon by this officer were $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of DAC’s beverage dispenser.

The note bears interest of 10% per annum and is due on demand. During the six months ended June 30, 2008 and 2007, Rubicon recorded $7,801 and $7,928, respectively of interest expense related to the note. As of June 30, 2008, Rubicon had interest payable in the amount of $62,294 in connection with this note.

On March 27, 2008, Rubicon entered into an employment agreement with its President, Terence Davis. Pursuant to the agreement, Mr. Davis shall receive annual compensation in the amount of $96,000 commencing on April 1, 2008 and expiring on March 31, 2009.

On April 3, 2008, Rubicon entered into an agreement with the former President of RREM, Joel Newman, whereby Rubicon agreed to extend Mr. Newman’s amended note an additional one year period in exchange for a lock-up agreement on all 284,000 shares of Rubicon common stock currently held by Mr. Newman for a period of two years expiring on March 15, 2010.

On June 2, 2008, GBI entered into a five (5) year employment agreement with Grant Bettingen, the former principal and shareholder of GBI. Pursuant to the agreement, Mr. Bettingen will receive annual compensation of $120,000 during the first year of the agreement. For each subsequent year, the annual compensation will increase at a rate of 10% per annum. In addition, Mr. Bettingen was granted 500,000 options to purchase Rubicon’s common stock at a price of $1 per share for a period of five (5) years as a signing bonus. The fair value of the options using the Black-Scholes pricing model was $699,764. The options are fully vested and Rubicon recorded the full value as executive compensation as of June 30, 2008.

On June 24, 2008, Rubicon issued a total of 17,500 shares of its restricted common stock to its Board of Director’s as compensation for their services. The fair value of the shares issued was $28,000 and has been expensed as of June 30, 2008.

NOTE 9 – Stockholders’ equity

On April 8, 2008, Rubicon issued 45,000 shares of its common stock pursuant to previously received subscription agreements.

During the six months ended June 30, 2008, Rubicon issued 85,000 shares of its common stock pursuant to subscription agreements for cash totaling $170,000 or $2 per share. Rubicon paid fees in connection with the sale of its common stock totaling $26,000, which was deducted from the proceeds.

During the six months ended June 30, 2008, Rubicon issued 5,000 shares of its common stock to an employee as a bonus for past services. The fair value of the shares on the date of grant was $10,000, which was expensed as additional compensation.

On March 31, 2008, Rubicon cancelled 13,401 shares previously authorized and unissued pursuant to an agreement with its former Chief Financial Officer.

On June 2, 2008, Rubicon issued 1,200,000 shares of its common stock as partial consideration for the acquisition of GBI (see Note 2). In addition, Rubicon granted Mr. Grant Bettingen, the former stockholder and principal of GBI, an option to purchase 500,000 shares of Rubicon common stock at $1 per share for a period of five years in connection with Mr. Bettingen’s employment agreement with GBI.

On June 3, 2008, Rubicon entered into an agreement for the cancellation of 100,000 shares previously issued as partial consideration for its purchase of 24.9% of the total outstanding shares of AIS pursuant to the Share Repurchase and Settlement Agreement (see Note 7). As of June 30, 2008 the shares had not been cancelled.

On June 24, 2008, Rubicon issued 17,500 shares of its restricted common stock to its Board of Director’s for their services. The fair value of the shares was $28,000 and expensed as of June 30, 2008.

NOTE 10 – Warrants and Options

During the three months ended March 31, 2008, Rubicon cancelled 200,000 options previously granted to the former President of RREM, upon his resignation. The options had not vested.

On June 2, 2008, Rubicon granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1 pursuant to his employment agreement with GBI. The fair market value of the options based on the Black-Scholes model is $699,764 using the following assumptions:  Strike Price $1; Stock Price $1.40; Volatility 315%; Term 5 years; Dividend Yield 0%; Interest Rate 3.25%.  As of June 30, 2008, Rubicon recorded executive compensation in the amount of $699,764.

A summary of stock options and warrants as of June 30, 2008 is as follows:

	Options		Warrants
Outstanding 01/01/08	1,500,000	$1.79	100,000	$3.00
Granted	500,000	1.00	-	-
Cancelled	(200,000)	1.00	-	-
Exercised	-	-	-	-
Outstanding 06/30/08	1,800,000	$1.66	100,000	$3.00
Vested as of 06/30/08	1,500,000	$1.50	100,000	$3.00

NOTE 11 – Operating Segments

Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered. Each segment operates in a distinct industry: brokerage services (GBI), mortgage and real estate services (RREM) and personal and commercial insurance services (RREM). DAC is currently inactive and not considered an operating segment of Rubicon.

Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and eliminations.

Net revenues as shown below represent commissions earned for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. Rubicon evaluates performance of individual operating segments based on pre-tax income (loss). On a consolidated basis, this amount represents total comprehensive loss as shown in the unaudited condensed consolidated statement of operations. Reconciling items represent corporate costs that are not allocated to the operating segments including; stock-based compensation expense and intercompany eliminations.

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2008	2007	2008	2007
Net Revenue
Insurance services	$74,860	$112,903	$144,911	$133,701
Mortgage services	108,359	-	133,528	-
Brokerage services(1)	521,064	-	521,064	-
	704,283	112,903	799,503	133,701

Expenses
Insurance services	126,884	99,615	233,339	130,965
Mortgage services	146,512	307,741	245,244	309,741
Brokerage services(1)	799,235	-	799,235	-
Corporate	1,351,283	2,431,128	2,468,592	3,167,023
	2,423,914	2,838,484	3,746,410	3,607,729

	$(1,719,631)	$(2,725,581)	$(2,946,907)	$(3,474,028)

(1)	Represents the 28 day period from June 2, 2008 (the date of the GBI acquisition through June 30, 2008).

NOTE 12 – Commitments

Employment agreements
On March 27, 2008, Rubicon entered into an employment agreement with its President, Terence Davis. Pursuant to the agreement, Mr. Davis shall receive annual compensation in the amount of $96,000 commencing on April 1, 2008 and expiring on March 31, 2009.

On June 2, 2008, GBI entered into an employment agreement with Grant Bettingen, the former principal and founding shareholder of GBI. Pursuant to the agreement, Mr. Bettingen shall receive annual compensation in the amount of $120,000, subject to 10% annual increases, for a period of five (5) years. In addition, Mr. Bettingen will receive quarterly incentive compensation equal to 5% of all net investment banking income and 10% incentive bonus on net investment income referred directly by Mr. Bettingen. As an inducement to enter into the agreement, Rubicon granted Mr. Bettingen and option to purchase up to 500,000 shares of its common stock as a signing bonus. The options are fully vested and valued at $699,764 (see note 10).  Rubicon further agreed to provide a monthly auto allowance in the amount of $1,000 and a life insurance policy with death benefit of $1,000,000. GBI’s future commitment under this agreement is as follows:

2009	144,000
2010	157,200
2011	171,720
2012	187,692
2013	205,261
Total	$865,873

Lease agreements
The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of June 30, 2008:

2008	$120,540
2009	190,986
2010	15,915
Total	$327,441

Rent expense is included in general and administrative expense and totaled $64,475 and $26,194 for the six months ended June 30, 2008 and 2007, respectively.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present Rubicon’s estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Rubicon does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures Rubicon makes in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although Rubicon believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of its forward-looking statements. Rubicon’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to raise additional financing for working capital;
•	Rubicon’s ability to successfully compete in the financial services industry;
•	actions and initiatives taken by both current and potential competitors;
•	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
•	deterioration in general or regional (especially Southern California) economic, market and political conditions;
•	deterioration in both the lending markets and the real estate markets in general;
•	the level of volatility of interest rates as well as the shape of the yield curve;
•
the fact that Rubicon’s accounting policies and methods are fundamental to how it reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures;
•	ability to recruit and hire key employees;
•	the inability of management to effectively implement strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in Rubicon’s Annual Report on Form 10-K for the year ended December 31, 2007.

All references in this report to “we,” “us,” “our,” “company” and “Rubicon” refer to Rubicon Financial Incorporated and its wholly-owned operating subsidiaries, Rubicon Financial Insurance Services, Inc., Rubicon Real Estate and Mortgages, Inc. and Grant Bettingen, Inc., unless the context requires otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded financial service holding company with three wholly-owned operating subsidiaries: (i) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in the State of California; (ii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provides professional assistance in the fields of residential and commercial real estate and mortgage loans in California; and (iii) Grant Bettingen, Inc. (“GBI”) a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking

We also have a non-operating subsidiary, Dial-A-Cup, Inc. (“DAC”), which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand.  On July 31, 2007, we entered into a Separation and Distribution Agreement with our DAC, whereby we agreed to spin-out at least 50% of the shares of DAC common stock owned by us to our shareholders on a one for ten basis.  The Separation and Distribution Agreement also provides that DAC will take all of the businesses, assets and liabilities relating to the DAC business previously held by us.  DAC intends to file a registration statement on Form S-1 to register the shares of DAC common stock to be distributed and the record date will be set as the 10th day following effectiveness of the registration statement.  As of the date of this filing, the Form S-1 has not been filed.

Overview of Financial Services

We have established our headquarters in Orange County, California to capitalize on the perceived large and affluent demographic base for our products in the financial services industry. The types of financial services we offer are: insurance, both personal and commercial; mortgage loan and real estate services, both residential and commercial; and retail brokerage services, securities market making, as well as investment banking services for small to mid-sized companies. Each subsidiary providing these services is an individually licensed corporation doing business under the parent holding company, which is intended to allow us to become a unique, single-source, financial services provider.

We own a 24.9% interest in Maximum Financial Investment Group, Inc. (“Maximum”), a FINRA licensed broker/dealer that focuses on wholesale and online trading. On June 15, 2007, we acquired a 24.9% interest in AIS Financial, Inc. (“AIS”) through the issuance of 100,000 shares of our common stock and a cash payment of $100,000 to its principal, Mr. Marc Riviello. On June 3, 2008, we entered into a Stock Repurchase and Settlement Agreement with AIS and Marc Riviello whereby we returned the 24.9% of AIS in exchange for the cancellation of 100,000 shares of our common stock initially issued as partial payment of the purchase and an unsecured promissory note from Mr. Riviello in the amount of $100,000. The note bears interest at a rate of 6% per annum and matures on June 1, 2009. As of the date of this report, the 100,000 shares have not been cancelled; however, it is anticipated that the shares will be cancelled on or before August 31, 2008.

As part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest growth potential. In June of 2008, we completed our acquisition of GBI. As we continue to expand our operations into that of an independent boutique firm offering multiple financial services, we intend to continue to acquire other financial service companies to enhance our ability to be a single-source provider of financial services to our clientele, with Rubicon being the holding company of these various financial services entities. We intend to utilize a cross-marketing strategy between all of our financial service subsidiaries to provide various product offerings to clients with the ability to gather all the assets and financial services of clients specific and customized to their needs.

Results of Operations

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2008 and the comparable periods ended June 30, 2007.

Revenue:
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Consolidated
Revenue	$704,283	$112,903	524%	$799,503	$133,701	498%
Operating expenses	$2,496,427	$2,852,382	(12%)	$3,451,765	$3,633,014	(5%)
Net operating (loss)	$(1,792,144)	$(2,739,479)	(35%)	$(2,652,262)	$(3,499,313)	(24%)

Overall revenues increased 524% during the second fiscal quarter of 2008 and 498% during the six months ended June 30, 2008. 2007 was targeted to be a year of merger and acquisitions. In 2007 we acquired RFIS, RREM and the minority interest in Maximum.  In 2008, we continued to explore additional acquisition targets and consummated the acquisition of GBI during the second fiscal quarter. Our significant revenue increase is the direct result of the acquisition of GBI for the 28 day period from June 2, 2008 through June 30, 2008.

Revenue by Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Revenue
Insurance services	$74,860	$112,903	(34%)	$144,911	$133,701	8%
Mortgage services	108,359	-	-	133,528	-	-
Brokerage services	521,064	-	-	521,064	-	-
Total revenue	$704,283	$112,903		$799,503	$133,701

Insurance Services: RFIS experienced an expected decline of 34% in revenues from insurance services. RFIS earned $74,860 during the second quarter compared to $112,903 over the same three month period in 2007. This is the result of an augmented focus towards increasing the ratio of commercial lines verses personal lines in its overall market base. RFIS believes the commercial lines will provide greater ability to increase the insurance services revenue steam as well as provide further stability to our long term growth platform. RFIS anticipates a financial recognition of these efforts through increased commission revenue during the third fiscal quarter of 2008. RFIS’s six month gross revenue increased slightly by 8% or $144,911 compared to $133,701 due to renewal revenue and a minor increase in personal policies during the first quarter of 2008.

Mortgage Services: RREM was acquired in May 2007 and had limited activity during the second quarter of 2007. In 2008, RREM generated revenue through commissions earned on the sale of residential real estate and mortgage brokerage services.  During the three months ended June 30, 2008 we earned $108,359 in commissions compared to $133,528 for the six month period in 2008. The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate. As a means of ensuring stability in a declining market, RREM has introduced “loan modifications” to its existing portfolio of services. The fees earned on  loan modification services represent approximately 33% of RREM’s total revenue for the period. RREM is continuing to seek additional sources of revenue while also increasing its marketing area.

Brokerage Services: The acquisition of GBI was completed on June 2, 2008 and accordingly we have only included revenue from the date of consummation to June 30, 2008. GBI represents our cornerstone of services and has contributed approximately 74% of our total revenue in the second fiscal quarter and 65% for the six-month period ended June 30, 2008. Consolidated revenue for the twenty-eight days of June totaled approximately $521,064. GBI anticipates significant increases in commission revenue as it enters the third quarter through an aggressive campaign to build broker base and efforts to seek and add additional brokerage and investment banking branches.

Selling and Administrative Expenses:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change

Direct costs	$726,926	$62,274	107%	$740,876	$63,628	106%
Consulting	65,205	17,788	267%	114,915	90,875	26%
Professional fees	49,646	74,743	(34%)	165,590	230,743	(28%)
Executive compensation	1,240,936	461,965	169%	1,683,865	813,493	107%
General expenses	372,952	120,793	216%	707,499	193,994	265%
Depreciation and amortization	32,190	3,119	932%	39,020	6,081	542%
Operating expenses	$2,496,427	$740,682	237%	$3,451,765	$1,398,814	147%

Operating overhead, excluding impairments, increased 237% over the previous three month comparable period and 147% for the six month comparable period ended June 30, 2008. Significant increases were expected as we completed our acquisition schedule; employed full time executive and administrative staff; and commenced operations in each business segment of our financial services platform.

Our direct costs are comprised of commissions paid to associates and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

RFIS:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Insurance services
Direct costs	$41,460	$293	1405%	$55,135	$891	609%
Consulting	9,000	62,739	(86%)	12,000	62,739	(81%)
Professional fees	6,000	13,500	(56%)	15,000	20,000	(25%)
Executive compensation	15,000	15,000	-	30,000	27,500	9%
General expenses	53,462	7,631	601%	117,473	18,717	528%
Depreciation	164	121	36%	329	242	36%
Operating expenses	$125,085	$91,532	37%	$229,937	$130,089	77%

RFIS experienced an overall increase in operating expenses due to full commencement of operations. RFIS was acquired on February 1, 2007 with one month of historic operations. To meet the objectives of our business plan, RFIS initially focused on personal insurance lines including home, auto and life. RFIS now expanded focus to included full commercial lines in its product mix. Through the addition of commercial products, RFIS’s gross commission income is anticipated to increase substantially. With the increased commission revenue, RFIS’s commission expense included in its direct costs has also increased. On average, RFIS will pay a 50% commission to its agents on each commercial policy written verses approximately 5% on personal lines. During the second fiscal quarter, RFIS acquired a customer list for the commercial trucking industry. This was the primary increase in direct costs for the three-months ended June 30, 2008. RFIS’s six-month increase of 609% is attributable to increases in all policies written.

During the 2007 fiscal period ended June 30, 2008, RFIS employed two full-time agents. As of June 30, 2008, RFIS had six additional full-time agents and two full-time administrative staff. Base salaries are included in the general expenses and although RFIS has experienced an approximate 601% increase in the three-month period, it has been able to reduce external consulting fees and professional fees by 86% and 56%, respectively. In addition, during the six-month period RFIS had reductions of 81% and 25%, respectively.

RREM:

	Three Months Ended	May 2, 2007 to		Six Months Ended	May 2, 2007 to
	June 30,	June 30,	%	June 30,	June 30,	%
	2008	2007	Change	2008	2007	Change
Mortgage services
Direct costs	$50,149	$-	-	$50,424	$-	-
Consulting	-	-	-	1,710	-	-
Professional fees	3,000	15,605	(81%)	6,000	15,605	(62%)
Executive compensation	22,893	16,000	43%	58,211	16,000	264%
General expenses	72,976	26,548	175%	140,012	26,548	427%
Depreciation	240	-	-	452	-	-
Operating expenses	$149,258	$58,153	157%	$256,809	$58,153	342%

These comparative results are not a clear representation of actual change. We acquired RREM in May of 2007 and therefore have only included the activity since May 2, 2007, the date of acquisition. Further, RREM had not fully commenced operations as of June 30, 2007. RREM’s resources were allocated towards the development of mortgage leads and business structure. This resulted in non-recurring professional expenses represented by a decrease of 81% during the three-month period in 2008 over the same period in 2007. We expect outside professional fees to remain fairly consistent for the remainder of the year.

RREM recorded direct costs primarily comprised of commissions paid to agents and brokers, loan fees and miscellaneous costs directly attributed to the revenue earned. RREM had a 100% increase in both the three and six month periods ended June 30, 2008 due to the acquisition and operational commencement dates.

RREM’s general and administrative expenses have increased from 2007 for the three and six month periods ended June 30, 2008, respectively. The increase was anticipated with the commencement of operations. RREM added both administrative staff as well as mortgage specialists to expand its operations and capture additional revenue streams in the volatile real estate market. During the second quarter of fiscal 2008, RREM hired four additional loan specialists for the primary purpose of developing a revenue stream in loan modifications and short sales. Approximately 60% of RREM’s general and administrative expenses in the three and six month periods are attributable to salaries and wages.

Executive compensation is comprised of cash compensation paid to real estate and mortgage executives. The annual compensation was by employment agreement and consisted of a base salary of $120,000 annually, plus commissions. In March of 2008, the President of RREM resigned, eliminating further obligation for his compensation. Though RREM anticipates continued executive compensation, it intends to re-structure the compensation package by lowering the base salary and focusing more of the compensation on net revenue generated.

GBI:

On June 2, 2008, we consummated our staged acquisition of GBI, which began with the purchase of a 15% interest in September 2007 and an additional 6% in March of this year. We have included the revenue and expenses of GBI from the date of acquisition through June 30, 2008 in our unaudited condensed consolidated financial statements. We expect the amounts recognized in the short period ended June 30, 2008 to be indicative of future operating expenses.
The amounts consolidated from the activities of GBI are as follows:

Acquisition to
June 30, 2008
Brokerage services
Direct costs	$404,497
Consulting	18,705
Professional fees	8,853
Executive compensation	102,669
General expenses	85,202
Depreciation	2,677
Operating expenses	$622,603

Other income and (expense)

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%	%
	2008	2007	Change	2008	2007	Change
Consolidated
Interest income	$15,540	$19,524	(20%)	$28,735	$36,619	(22%)
Interest (expense)	(5,631)	(5,626)	-	(11,061)	(11,334)	-
Other income	42,841	-	-	42,841	-	-
Minority interest	19,763	-	-	(40,160)	-	-

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 20% and 22% decline in interest income as a direct result of our depletion of cash resources held in interest bearing money market accounts. 71% of our interest expense is attributable to our related party note payable to the founder of DAC. The remaining interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

We have recorded $42,841 in other income arising from our consolidation of GBI. Historically, GBI has sub-leased its excess office space. With the completion of the acquisition, our intention is to fully utilize all space available and therefore do not expect future income from this source.

We currently own a 24.9% interest in Maximum and record the minority interest gains and losses as prescribed by SFAS 115. Historically, included in our minority interest was a 24.9% interest in AIS and our previous minority interest in GBI. During the second fiscal quarter we sold our interest in AIS and completed our acquisition of GBI. The remainder of the fiscal year will represent only our 24.9% minority interest in Maximum.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital.  During the first quarter of 2008, we raised $170,000 through a private placement and as of June 30, 2008 we had available cash of $516,489. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through September 30, 2008. Consequently, in addition to cash generated from operations, we will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation with Dial-A-Cup, RFIS, RREM, GBI or in the financial services industry.

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

In conjunction with the RFIS merger, RFIS entered into an employment agreement with Todd Torneo, to serve as its President.  Currently, RFIS has 6 full time agents and 2 administrative people.

As a result of the merger with RREM, RREM entered into an employment agreement with Joel Newman, to serve as its President, which was subsequently terminated upon the resignation of Mr. Newman in March of 2008.  On March 13, 2008, RREM entered into an employment agreement with its new president, Craig Triance, one of our directors, which was terminated during the quarter ended June 30, 2008 concurrent with Mr. Triance’s resignation. RREM has 5 full time personnel assisting in the mortgage and real estate units of RREM.

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

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can generate substantial additional revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at June 30, 2008 compared to December 31, 2007.
	June 30,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$4,249,987	$5,823,945	$(1,573,958)	(27%)
Current Liabilities	1,485,947	457,268	1,028,679	225%
Working Capital	$2,764,040	$5,366,677	$(2,602,637)	(49%)

Prior to the private placements at the end of 2006 and during fiscal 2007, the inventor of DAC’s product primarily funded our operations. As of June 30, 2008, total amounts owed in principal and interest to this individual was $214,433. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand.  For the six months ended June 30, 2008, we recorded $7,801 of interest expense related to the note. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

During fiscal 2007 we completed a private placement for $2 million and during the six months ended June 30, 2008 we raised an additional $170,000. We believe the $516,489 in cash on hand at June 30, 2008 will only be sufficient to sustain operations through the third quarter of fiscal 2008. As a result, we will need to seek additional funding for operations through equity or convertible securities offerings and may be required to do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our shareholders or us.

As we continue to expand in the financial services industry, we anticipate incurring operating losses over the next twelve months. Our continued losses from operations makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.

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

Concentration of credit risk for cash deposits:  Financial instruments that potentially subject the Company to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2008, we had approximately $279,750 in excess of FDIC insured limits.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations beyond the third quarter of fiscal 2008. Therefore, we will need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

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

“Subprime” mortgage loan defaults could adversely impact the operations of our real estate and mortgage division.  In addition, subprime mortgage loan defaults began to increase with respect to mortgages considered to be less credit risk than “subprime” mortgages.  It is expected that mortgage default rates will continue to increase through fiscal 2008. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the ability of buyers of residential properties to acquire single family residences, in addition to reductions in the value of investment portfolios containing securities affected by such mortgages.  Because the real estate and mortgage division is highly dependent upon fees and commissions based upon sales and financings related to residential and investment properties, the downward trend in “subprime” mortgages may materially impact our results of operations on a consolidated basis.

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

During the first six months of 2007, we completed two mergers with RFIS and RREM.  At the end of the second quarter we completed the merger with GBI.  Additionally, we have acquired a minority interests in a FINRA broker/dealer.  We have also entered into additional non-binding letters of intent to acquire more businesses involved in the financial services industry.  Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations.  We may not be able to complete all of these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provide the required audited financial statements.

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

GBI is subject to the SEC’s uniform net capital rule, Rule 15c3-1, which sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid.  As we are a holding company, we will depend on dividends and other payments from our subsidiaries to fund all payments on our obligations, including any debt obligations, and potential working capital requirements.  These regulatory restrictions may impede our access to funds.  In addition, underwriting commitments require a charge against net capital and, accordingly, GBI’s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the applicable net capital regulations.  GBI is also subject to certain notification requirements related to withdrawals of excess net capital.

We are subject to strict government regulations and the failure to comply could result in disciplinary actions.

The securities industry in the United States is subject to extensive regulations under both Federal and State laws.  Broker-dealers, such as GBI, and investment advisors are subject to regulations covering all aspects of their business.  Recently, the securities industry has experienced a great deal of negative exposure due to alleged underwriting negligence, conflicts of interest, research improprieties and mutual fund trading improprieties.  As a result, regulatory agencies and the U.S. government have intervened in an attempt to resolve these various issues.  In addition, the SEC, FINRA, other self-regulatory organizations, and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports, subject to Rule 6530, through June 30, 2008.

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

Our board of directors and shareholders have approved an amendment to our Certificate of Incorporation to provide for “blank check preferred”, which will permit us to issue, without approval from our shareholders, a total of 10,000,000 shares of preferred stock.  Our Board of Directors recently set the rights and preferences for 1,000,000 shares of Series A Convertible Preferred Stock and can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the additional authorized shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

On June 2, 2008, we issued 1,200,000 shares of restricted common stock to Grant Bettingen Trustee of the Bettingen 1999 Trust U/D/T October 8, 1999 for the remaining 79% (90 shares) of the outstanding securities of GBI. In addition, we granted stock options to purchase up to 500,000 common shares pursuant to the employment agreement between GBI and Grant Bettingen. The options have an exercise price of $1.00 and are exercisable for five years from the grant date. The options vested immediately.

We believe that the issuance of the shares and grant of options described above were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares and options were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares and options was afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares and granting the options, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

On June 3, 2008, we entered into an agreement for the cancellation of 100,000 shares previously issued as partial consideration for the purchase of 24.9% of the total outstanding shares of AIS pursuant to the Share Repurchase and Settlement Agreement with AIS and Marc Riviello. As of the date of this report the 100,000 shares have not been cancelled; however, it is anticipated that the shares will be cancelled on or before August 31, 2008.

On June 24, 2008, we issued 2,500 shares (17,500 in total) of restricted common stock to each member of our Board of Director’s for their services. We believe that the issuance of shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, who are directors, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2008.

Item 5. Other Information.

None.

Item 6.  Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger Between ISSG, Inc. and Rub Investments, Inc.		8-K		2.1	05/17/05
2.2	Delaware Certificate of Merger		8-K		2.2	06/13/05
2.3	Nevada Articles of Merger		8-K		2.3	06/13/05
2.4	Merger Agreement between Rubicon Financial Incorporated, ISSG Sub, Inc. and Rubicon Financial Insurance Services		8-K		2.4	02/23/07
2.7	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.7(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.7(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.7(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2,7(e)	Agreement of Merger between RFI Sub, Inc. and Grant Bettingen, Inc. dated June 2, 2008		8-K		2.7(e)	06/06/08
2.8	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	ISSG, Inc. Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	ISSG, Inc. Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	ISSG, Inc. Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws as currently in effect		10-KSB	12/31/05	3.1(ii)	04/05/06
10.1	Agreement and Plan of Merger between ISSG, Inc. and Advantage Investment Strategies, Inc.		8-K		10.1	04/18/06
10.2	Termination Agreement between ISSG, Inc. and Advantage Investment Strategies		8-K		10.2	07/20/06
10.3	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.4	Employment Agreement with Todd Torneo		8-K		10.4	02/23/07
10.5	Employment Agreement with Michael Sederoff		8-K		10.5	02/23/07
10.6	Employment Agreement with Thomas Jandt		8-K		10.6
10.7	Employment Agreement with Joel Newman		10-QSB	06/30/07	10.7	08/17/07
10.8	Stock Cancellation Agreement		8-K		10.8	08/06/07
10.9	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.10	Consulting Agreement with Ms. Kathleen McPherson		8-K		10.10	09/14/07
10.11	Employment Agreement with Mr. Tom Collier		10-QSB	09/30/07	10.11	11/13/07
10.12	Amendment No. 1 to GBI Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.13	Employment Agreement with Terence Davis		10-K	12/31/07	10.13	03/31/08
10.14	Employment Agreement with Craig Triance		10-Q	03/31/08	10.14	05/14/08
10.15	Sederoff Lock-Up Agreement		10-Q	03/31/08	10.15	05/14/08
10.16	Newman Lock-Up Agreement		10-Q	03/31/08	10.16	05/14/08
10.17	Employment Agreement between GBI and Grant Bettingen		8-K		10.17	06/06/08
10.18	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Terence Davis, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By: /s/ Terence Davis
Terence Davis, President
(On behalf of the Registrant and as Principal Financial
Officer)

Date: August 13, 2008