Form 10-Q
period 2008-09-30
RUBICON FINANCIAL INC
filed 2008-11-19
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Copies of Communications to:
Stoecklein Law Group
402 W. Broadway, Suite 690
San Diego, CA  92101
(619) 704-1310
Fax (619) 704-1325

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

Large accelerated filer ☐                                                                                                                                Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 18, 2008, was 12,478,162 shares, which includes 501,389 shares authorized but unissued.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$474,218	$1,892,541
Restricted cash	200,000	-
Marketable securities	665,800	956,000
Accounts receivable	402,228	-
Prepaid expenses	1,951,425	2,969,412
Notes receivable	100,000	-
Notes receivable – related party	24,202	5,192
Other current assets	357,728	800
Total current assets	4,175,601	5,823,945

Fixed assets, net of accumulated depreciation of $122,234 and $14,633, respectively	136,735	59,104

Other assets:
Deposits	16,554	-
Intangible assets – customer lists, net of amortization of $82,612	2,395,701	-
Long-term investments	33,243	175,000
Total other assets	2,445,498	175,000
Total assets	$6,757,834	$6,058,049

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$210,288	$79,775
Accrued expenses	599,740	23,352
Investment obligation	487,000	104,000
Deferred revenue	212,744	35,109
Current portion of capital lease	12,335	-
Accrued interest payable – related party	65,154	54,493
Notes payable – related party	160,539	160,539
Total current liabilities	1,747,800	457,268

Long-term capital lease	1,633	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock owed but not issued, 62,500 and zero as of September 30, 2008 and December 31, 2007, respectively	63	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 11,976,773 and 10,724,273 shares issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	11,977	10,724
Common stock owed but not issued, 501,389 and 559,790
as of September 30, 2008 and December 31, 2007, respectively	501	559
Additional paid in capital	17,820,950	15,077,054
Other comprehensive (loss)	(460,662)	(359,000)
Accumulated (deficit)	(12,364,428)	(9,128,556)
Total stockholders’ equity	5,008,401	5,600,821
Total liabilities and stockholders’ equity	$6,757,834	$6,058,049

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$2,063,896	$112,077	$2,863,399	$245,778

Expenses:
Direct costs	1,310,368	77,997	2,051,244	141,625
Consulting	58,986	913,780	173,901	1,004,655
Professional fees	79,215	57,484	244,805	288,227
Executive compensation	442,717	473,479	2,126,582	1,286,972
General and administrative expenses	510,575	208,582	1,218,074	402,576
Impairment of goodwill	-	-	-	2,234,200
Depreciation and amortization	76,852	3,507	115,872	9,588
Total expenses	2,478,713	1,734,829	5,930,478	5,367,843

Net operating (loss)	(414,817)	(1,622,752)	(3,067,079)	(5,122,065)

Other income (expense):
Interest expense	(3,197)	(1,813)	(6,457)	(5,219)
Interest expense - related party	(3,489)	(3,774)	(11,290)	(11,702)
Interest income	9,981	1,707	38,716	38,059
Interest income - related party	-	12,731	-	12,998
Dividend income	121,200	-	121,200	-
Other income	1,714	-	44,555	-
Minority interest income (loss)	-	-	(40,160)	-
Total other income (expense)	126,209	8,851	146,564	34,136

Net (loss)	(288,608)	(1,613,901)	(2,920,515)	(5,087,929)

Other comprehensive (loss)	-	-	(315,000)	-

Total comprehensive (loss)	$(288,608)	$(1,613,901)	$(3,235,515)	$(5,087,929)

Weighted average number of common shares
outstanding - basic and fully diluted	12,477,884	13,298,252	11,840,397	13,682,296

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.12)	$(0.27)	$(0.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net (loss)	$(3,235,515)	$(5,087,929)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation and amortization expense	115,876	9,588
Impairment of goodwill	-	2,234,200
Minority interest losses	40,160	-
Amortization of prepaid share-based compensation	1,061,695	-
Shares and options issued for services	737,764	2,029,167
Changes in operating assets and liabilities:
Accounts receivable	(402,228)	(6,172)
Prepaid expenses	(15,708)	(175,234)
Deposits	-	(2,400)
Other assets	(199,091)	(30,263)
Accrued interest receivable	(3,205)	(979)
Accounts payable	130,513	(94,192)
Accrued expenses	576,388	10,032
Investment obligation	(104,000)	-
Deferred revenue	177,635	18,728
Accrued interest payable - related party	10,661	11,701
Net cash (used) by operating activities	(1,109,055)	(1,083,753)

Cash flows from investing activities
Proceeds for notes receivable	-	(10,000)
Proceeds for notes receivable - related party	-	(26,700)
Payments on notes receivable – related party	(2,000)	-
Purchase of fixed assets	(68,281)	(16,595)
Distribution of assets – related party	89,716	-
Purchase of intangible assets	(762,313)	-
Purchase of investments	-	(327,000)
Net cash (used) by investing activities	(742,878)	(380,295)

Cash flows from financing activities
Cash acquired with mergers	388,610	933,207
Donated capital	-	456
Proceeds from notes payable	-	795
Payments on notes payable	-	(52,350)
Payments from notes payable - related party	-	-
Payments on notes payable – related party	-	(3,976)
Preferred shares issued for cash	75,000	-
Common shares issued for cash	170,000	-
Net cash provided by financing activities	633,610	878,132

Net increase (decrease) in cash	(1,218,323)	(585,916)
Cash - beginning	1,892,541	1,901,124
Cash - ending	$674,218	$1,315,208

Supplemental disclosures:
Interest paid	$6,457	$2,268
Income taxes paid	$-	$-
Non-cash financing activities:
Shares and options issued for services	$737,764	$2,029,167
Shares issued for investment	$-	$245,000
Shares issued for acquisition	$1,680,000	$3,135,900
The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBICON FINANCIAL INCORPORATED
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1- Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the December 31, 2007 Form 10-K. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire year.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”).  FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. FAS 162 has no effect on our financial position, statements of operations, or cash flows at this time.

Concentration of credit risk for cash deposits:
Financial instruments that potentially subject Rubicon to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2008, Rubicon had approximately $7,363 in excess of FDIC insured limits.

Reclassifications:
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

NOTE 2 – Restricted Cash

As a result of Rubicon’s acquisition of Grant Bettingen, Inc. (“GBI”), Rubicon acquired $200,000 in cash residing in an impound account in the name of GBI. In consideration of the application for continuation in management, FINRA required GBI to maintain a restricted cash account in the amount of $200,000 for an indefinite period of time for the sole purpose of ensuring GBI sufficiently maintains its net capital requirements as prescribed by FINRA regulations. The account is non-interest bearing.

NOTE 3 – Identifiable Intangible Assets

During the nine months ended September 30, 2008 Rubicon consummated the acquisition of 100% of the outstanding common shares of GBI. As a result of the acquisition, Rubicon identified intangible assets in the GBI customer lists valued at approximately $2,442,313. In addition, RFIS purchased a customer list for the purpose of seeking insurance business from the commercial trucking industry.  The total purchase price was $36,000 and will be amortized over a period of 10 years.  As of September 30, 2008, Rubicon recorded amortization in the amount of $82,612 attributable to its intangible assets.

NOTE 4 - Marketable securities

On November 27, 2007, Rubicon entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby Rubicon agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. Rubicon recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On August 8, 2008 AMIN issued a stock dividend equal to 40,000 shares of their common stock. The fair value of the dividend was $121,200. On September 30, 2008, Rubicon evaluated the fair value of the securities and recorded other comprehensive loss in the amount of $334,200 to adjust the recorded value to the market value at the balance sheet date.

NOTE 5 – Notes receivable

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and mature on April 18, 2009. On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The outstanding principal balance as of September 30, 2008 was $19,202.

In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of September 30, 2008, the principal balance owed was $5,000 and accrued interest receivable was $5,475.

On June 3, 2008, Rubicon issued a note receivable in the amount of $100,000 to Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement” as discussed in note 7. The note accrues interest at a rate of 6% per annum and is due June 1, 2009. As of September 30, 2008 the principal balance was $100,000 and Rubicon accrued $2,000 in interest receivable.

NOTE 6 - Investments

Rubicon maintains a 24.9% interest in Maximum Financial Investment Group, Inc. (“MFIG”). Rubicon recorded its investment in accordance with the equity method, whereby the carrying value of the investment is adjusted based on the net income or losses and any dividends paid. During the nine month period ended September 30, 2008 Rubicon recorded minority interest losses totaling $16,757. The adjusted value of its investment at September 30, 2008 was $33,243. On October 1, 2008, MFIG withdrew its registration with FINRA and ceased all business. As a result, we subsequently wrote off our entire investment of $33,243 in MFIG as of October 31, 2008.

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

On June 2, 2008, Rubicon completed the acquisition of GBI through the purchase of 100% of GBI’s outstanding common shares. Prior to the consummation of the acquisition, Rubicon maintained a 21% minority interest in GBI accounted for under the equity method.

As of September 30, 2008 Rubicon’s minority interest losses totaled $40,160.

NOTE 7 – Related Party Transactions

Rubicon’s operations were previously funded by the sole officer of DAC. As of September 30, 2008, total amounts loaned to Rubicon by this officer were $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of DAC’s beverage dispenser. The note bears interest of 10% per annum and is due on demand. During the nine months ended September 30, 2008 and 2007, Rubicon recorded $11,290 and $11,702, respectively of interest expense related to the note. As of September 30, 2008, Rubicon had interest payable in the amount of $66,197 in connection with this note.

On March 27, 2008, Rubicon entered into an employment agreement with its President, Terence Davis. Pursuant to the agreement, Mr. Davis was to receive annual compensation in the amount of $96,000 commencing on April 1, 2008 and expiring on March 31, 2009. Effective November 15, 2008 Mr. Davis retired, as a result his employment agreement was terminated.

On April 3, 2008, Rubicon entered into an agreement with the former President of RREM, Joel Newman, whereby Rubicon agreed to extend Mr. Newman’s amended note an additional one year period in exchange for a lock-up agreement on all 284,000 shares of Rubicon common stock currently held by Mr. Newman for a period of two years expiring on March 15, 2010.

On June 2, 2008, GBI entered into a five (5) year employment agreement with Grant Bettingen, the former principal and shareholder of GBI. Pursuant to the agreement, Mr. Bettingen will receive annual compensation of $120,000 during the first year of the agreement. For each subsequent year, the annual compensation will increase at a rate of 10% per annum. In addition, Mr. Bettingen was granted 500,000 options to purchase Rubicon’s common stock at a price of $1 per share for a period of five (5) years as a signing bonus. The fair value of the options using the Black-Scholes pricing model was $699,764. The options are fully vested and Rubicon recorded the full value as executive compensation as of September 30, 2008.

On June 24, 2008, Rubicon issued a total of 17,500 shares of its restricted common stock to its Board of Director’s as compensation for their services. The fair value of the shares issued was $28,000 and has been expensed as of September 30, 2008.

NOTE 8 – Stockholders’ equity

On April 8, 2008, Rubicon issued 45,000 shares of its common stock pursuant to previously received subscription agreements.

During the nine months ended September 30, 2008, Rubicon issued 85,000 shares of its common stock pursuant to subscription agreements for cash totaling $170,000 or $2 per share. Rubicon paid fees in connection with the sale of its common stock totaling $26,000, which was deducted from the proceeds.

During the nine months ended September 30, 2008, Rubicon issued 5,000 shares of its common stock to an employee as a bonus for past services. The fair value of the shares on the date of grant was $10,000, which was expensed as additional compensation.

On March 31, 2008, Rubicon cancelled 13,401 shares previously authorized and unissued pursuant to an agreement with its former Chief Financial Officer.

On June 2, 2008, Rubicon issued 1,200,000 shares of its common stock as partial consideration for the acquisition of GBI. In addition, Rubicon granted Mr. Grant Bettingen, the former stockholder and principal of GBI, an option to purchase 500,000 shares of Rubicon common stock at $1 per share for a period of five years in connection with Mr. Bettingen’s employment agreement with GBI.

On June 3, 2008, Rubicon entered into an agreement for the cancellation of 100,000 shares previously issued as partial consideration for its purchase of 24.9% of the total outstanding shares of AIS pursuant to the Share Repurchase and Settlement Agreement (see Note 6). As of September 30, 2008 the shares had not been cancelled.

On June 24, 2008, Rubicon issued 17,500 shares of its restricted common stock to its Board of Director’s for their services. The fair value of the shares was $28,000 and expensed as of June 30, 2008.

During the three months ended September 30, 2008, we sold 62,500 shares of our preferred stock to individuals for cash totaling $125,000, which was held in escrow until the first closing of the private placement, which occurred in October of 2008.

NOTE 9 – Warrants and Options

During the three months ended March 31, 2008, Rubicon cancelled 200,000 options previously granted to the former President of RREM, upon his resignation. The options had not vested.

On June 2, 2008, Rubicon granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1 pursuant to his employment agreement with GBI. The fair market value of the options based on the Black-Scholes model is $699,764 using the following assumptions:  Strike Price $1; Stock Price $1.40; Volatility 315%; Term 5 years; Dividend Yield 0%; Interest Rate 3.25%.  We have recorded executive compensation in the amount of $699,764.

A summary of stock options and warrants as of September 30, 2008 is as follows:

	Options		Warrants
Outstanding 01/01/08	1,500,000	$1.79	100,000	$3.00
Granted	500,000	1.00	-	-
Cancelled	(200,000)	1.00	-	-
Exercised	-	-	-	-
Outstanding 09/30/08	1,800,000	$1.66	100,000	$3.00
Vested as of 09/30/08	1,500,000	$1.50	100,000	$3.00

NOTE 10 – Operating Segments

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Revenue
Insurance services	$89,756	$56,129	$234,667	$189,830
Mortgage services	49,930	55,948	183,458	55,948
Brokerage services(1)	1,924,210	-	2,445,274	-
	2,063,896	112,077	2,863,399	245,778

Operating expenses
Insurance services	143,662	120,550	373,599	244,353
Mortgage services	71,131	113,992	327,940	172,145
Brokerage services(1)	1,553,188	-	3,236,624	-
Corporate	710,732	1,500,287	1,992,315	4,951,345
	2,478,713	1,734,829	5,930,478	5,367,843

Net operating (loss)	$(414,817)	$(1,622,752)	$(3,067,079)	$(5,122,065)

(1)	Represents the period from June 2, 2008 (the date of the GBI acquisition through September 30, 2008).

NOTE 11 – Commitments

Employment agreements
On March 27, 2008, Rubicon entered into an employment agreement with its President, Terence Davis. Pursuant to the agreement, Mr. Davis was to receive annual compensation in the amount of $96,000 commencing on April 1, 2008 and expiring on March 31, 2009. Effective November 15, 2008 Mr. Davis retired, as a result his employment agreement was terminated.

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

2009	144,000
2010	157,200
2011	171,720
2012	187,692
2013	205,261
Total	$ 865,873

Lease agreements
The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2008:

2008	$ 60,270
2009	190,986
2010	15,915
Total	$ 267,171

Rent expense is included in general and administrative expense and totaled $214,824 and $53,027 for the nine months ended September 30, 2008 and 2007, respectively.

Note 12 – Subsequent Events

In October of 2008, we issued 62,500 shares of Series A Convertible Preferred Stock previously sold for $125,000 in cash.

On October 1, 2008, MFIG withdrew its registration with FINRA and ceased all business. As a result, we subsequently wrote off our entire investment of $33,243 in MFIG as of October 31, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded financial service holding company with three wholly-owned operating subsidiaries: (i) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in California; (ii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provides professional assistance in the fields of residential and commercial real estate and mortgage loans in California; and (iii) Grant Bettingen, Inc. (“GBI”) a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking

We also have a non-operating subsidiary, Dial-A-Cup, Inc. (“DAC”), which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand.  On July 31, 2007, we entered into a Separation and Distribution Agreement with our DAC, whereby we agreed to spin-out at least 50% of the shares of DAC common stock owned by us to our shareholders on a one for ten basis.  The Separation and Distribution Agreement also provides that DAC will take all of the businesses, assets and liabilities relating to the DAC business previously held by us.  DAC intends to file a registration statement on Form S-1 to register the shares of DAC common stock to be distributed and the record date will be set as the 10th day following effectiveness of the registration statement.  As of the date of this filing, the Form S-1 has not been filed.

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

On June 15, 2007, we acquired a 24.9% interest in AIS Financial, Inc. (“AIS”) through the issuance of 100,000 shares of our common stock and a cash payment of $100,000 to its principal, Mr. Marc Riviello. On June 3, 2008, we entered into a Stock Repurchase and Settlement Agreement with AIS and Marc Riviello whereby we returned the 24.9% of AIS in exchange for the cancellation of 100,000 shares of our common stock initially issued as partial payment of the purchase and an unsecured promissory note from Mr. Riviello in the amount of $100,000. The note bears interest at a rate of 6% per annum and matures on June 1, 2009. As of the date of this report, the 100,000 shares have been cancelled.

We own a 24.9% interest in Maximum Financial Investment Group, Inc. (“Maximum”), a former FINRA licensed broker/dealer that focused on wholesale and online trading. On October 1, 2008, Maximum withdrew its registration with FINRA and ceased all business. As a result, we subsequently wrote off our entire investment of $33,243 in Maximum as of October 31, 2008.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2008 and the comparable periods ended September 30, 2007.

Revenue:
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Consolidated
Revenue	$2,068,896	$112,077	1746%	$2,863,399	$245,778	1065%
Operating expenses	$2,478,713	$1,734,829	43%	$5,930,478	$5,367,843	11%
Net operating (loss)	$(414,817)	$(1,622,752)	(74%)	$(3,067,079)	$(5,122,065)	(40%)

Overall revenues increased 1746% during the third fiscal quarter of 2008 and 1065% during the nine months ended September 30, 2008. 2007 was targeted to be a year of merger and acquisitions. In 2007 we acquired RFIS, RREM and the minority interest in Maximum.  In 2008, we continued to explore additional acquisition targets and consummated the acquisition of GBI during the second fiscal quarter. Our significant revenue increase is the direct result of the acquisition of GBI for the period from June 2, 2008 through September 30, 2008.

Revenue by Segment

	Three Months Ended			Nine months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Revenue
Insurance services	$89,756	$56,129	60%	$234,667	$189,830	24%
Mortgage services	49,930	55,948	(11%)	183,458	55,948	228%
Brokerage services	1,924,210	-	-	2,445,274	-	-
Total revenue	$2,063,896	$112,077		$2,863,399	$245,778

Insurance Services: RFIS experienced an increase of 60% and 24% in revenues from insurance services for the three and nine months ended September 30, 2008. RFIS earned $89,756 during the third quarter compared to $56,129 over the same three month period in 2007. This is the result of an augmented focus towards increasing the ratio of commercial lines verses personal lines in its overall market base. RFIS believes the commercial lines will provide greater ability to increase the insurance services revenue stream as well as provide further stability to our long term growth platform. RFIS anticipates a financial recognition of these efforts through increased commission revenue during the third fiscal quarter of 2008. RFIS’s nine month gross revenue increased by 24% or $234,667 compared to $189,830 due to renewal revenue and increase in commercial policies during the period ended September 30, 2008.

Mortgage Services: RREM was acquired in May 2007 and had limited activity during the second quarter of 2007. In 2008, RREM generated revenue through commissions earned on the sale of residential real estate and mortgage brokerage services.  During the three months ended September 30, 2008 we earned $49,930 in commissions compared to $55,948 for the three month period in 2007. The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate. We have experienced an 11% decline in our revenue for the three months ended September 30, 2008. We attribute the decreased revenue to the overall declining market conditions. RREM has introduced “loan modifications” to its existing portfolio of services in an attempt to stabilize our earnings. RREM is continuing to seek additional sources of revenue while also increasing its marketing area.

Brokerage Services: The acquisition of GBI was completed on June 2, 2008 and accordingly we have only included revenue from the date of consummation to September 30, 2008. GBI represents our cornerstone of services and has contributed approximately 93% of our total revenue in the third fiscal quarter and 85% for the nine-month period ended September 30, 2008. Revenue for the period of June 2, 2008 to September 30, 2008 totaled $2,445,274. We anticipate significant increases in commission revenue as we close the fourth fiscal quarter through an aggressive campaign to build broker base and efforts to seek and add additional brokerage and investment banking branches.

Selling and Administrative Expenses:

	Three Months Ended			Nine months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change

Direct costs	$1,310,368	$ 77,997	1580%	$2,051,244	$ 141,625	1348%
Consulting	58,986	913,780	(94%)	173,901	1,004,655	(83%)
Professional fees	79,215	57,484	38%	244,805	288,227	(15%)
Executive compensation	442,717	473,479	(8%)	2,126,582	1,286,972	65%
General expenses	510,575	208,582	148%	1,218,074	402,576	204%
Depreciation and amortization	76,852	3,507	2091%	115,872	9,588	1109%
Impairment of goodwill	-	-	-	-	2,234,200	-
Operating expenses	$2,478,713	$ 1,734,829	43%	$5,930,478	$5,367,843	11%

Operating overhead, excluding impairments, increased 43% over the previous three month comparable period and 89% for the nine month comparable period ended September 30, 2008. Significant increases were expected as we completed our acquisition schedule; employed full time executive and administrative staff; and commenced operations in each business segment of our financial services platform.

Our direct costs are comprised of commissions paid to associates and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

RFIS:

	Three Months Ended			Nine months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Insurance services
Direct costs	$58,589	$ 434	1340%	$ 113,724	$ 1,325	848%
Consulting	838	73,114	(99%)	12,838	135,853	(91%)
Professional fees	6,000	14,016	(57%)	21,000	34,016	(38%)
Executive compensation	15,000	13,519	11%	45,000	37,566	20%
General expenses	63,070	19,346	226%	180,543	35,230	413%
Depreciation	165	121	36%	494	363	36%
Operating expenses	$ 143,662	$ 120,550	19%	$373,599	$244,354	53%

RFIS experienced an overall increase in operating expenses due to full commencement of operations. RFIS was acquired on February 1, 2007 with one month of historic operations. To meet the objectives of our business plan, RFIS initially focused on personal insurance lines including home, auto and life. RFIS now expanded focus to included full commercial lines in its product mix. Through the addition of commercial products, RFIS’s gross commission income is anticipated to increase substantially. With the increased commission revenue, RFIS’s commission expense included in its direct costs has also increased. On average, RFIS will pay a 65% commission to its agents on each commercial policy written verses approximately 5% on personal lines. During the current year, RFIS acquired a customer list for the commercial trucking industry. This was the primary increase in direct costs for the three-months ended September 30, 2008. RFIS’s nine-month increase of 848% is attributable to increases in all policies written.

During the 2007 fiscal period ended September 30, 2008, RFIS employed six full-time agents and two full-time administrative staff. Base salaries are included in the general expenses and although RFIS has experienced an approximate 226% increase in the three-month period, it has been able to reduce external consulting fees and professional fees by 99% and 57%, respectively. In addition, during the nine-month period RFIS had reductions in these expenses of 91% and 38%, respectively.

RREM:

	Three Months Ended	May 2, 2007 to		Nine months Ended	May 2, 2007 to
	September 30,	September 30,	%	September 30,	September 30,	%
	2008	2007	Change	2008	2007	Change
Mortgage services
Direct costs	$ 29,823	$ 4,446	570%	$ 80,247	$ 4,446	1705%
Consulting	2,000	2,350	(15%)	3,710	2,350	58%
Professional fees	3,000	5,700	(47%)	9,000	21,305	(58%)
Executive compensation	1,107	30,000	(96%)	59,318	46,000	29%
General expenses	34,960	71,313	(51%)	174,972	97,861	79%
Depreciation	241	183	32%	693	183	278%
Operating expenses	$ 71,131	$ 113,992	(38%)	$ 327,940	$ 172,145	91%

These comparative results are not a clear representation of actual change. We acquired RREM in May of 2007 and therefore have only included the activity since May 2, 2007, the date of acquisition. Further, RREM had not fully commenced operations as of September 30, 2007. RREM’s resources were allocated towards the development of mortgage leads and business structure. This resulted in non-recurring professional expenses represented by a decrease of 47% during the three-month period in 2008 over the same period in 2007. We expect outside professional fees to remain fairly consistent for the remainder of the year.

RREM recorded direct costs primarily comprised of commissions paid to agents and brokers, loan fees and miscellaneous costs directly attributed to the revenue earned. RREM had a 570% increase in the three months and a 1705% increase in the nine-months ended September 30, 2008 due to the acquisition and operational commencement dates.

RREM’s general and administrative expenses have decreased 51% from 2007 for the three-month period ended September 30, 2008. Overall, RREM has increased its general and administrative expenses 79%. The increase was anticipated with the commencement of operations. RREM added both administrative staff as well as mortgage specialists to expand its operations and capture additional revenue streams in the volatile real estate market. During the second quarter of fiscal 2008, RREM hired four additional loan specialists for the primary purpose of developing a revenue stream in loan modifications and short sales. Due to the declinig real estate markets we have reduced our staff to one until such time that sufficient revenue leads can be developed. Approximately 60% of RREM’s general and administrative expenses in the three and nine-month periods are attributable to salaries and wages.

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

GBI:

On June 2, 2008, we consummated our staged acquisition of GBI, which began with the purchase of a 15% interest in September 2007 and an additional 6% in March of this year. We have included the revenue and expenses of GBI from the date of acquisition through September 30, 2008 in our unaudited condensed consolidated financial statements. We expect the amounts recognized in the period ended September 30, 2008 to be indicative of future operating expenses.

The amounts consolidated from the activities of GBI are as follows:

Acquisition to
September 30, 2008
Brokerage services
Direct costs	$ 1,857,273
Consulting	59,852
Professional fees	55,765
Executive compensation	854,935
General expenses	410,090
Depreciation	8,709
Operating expenses	$3,236,624

Other income and (expense)

	Three Months Ended			Nine months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Consolidated
Interest income	$9,981	$14,438	(31%)	$38,716	$51,057	(24%)
Interest (expense)	(6,686)	(5,587)	20%	(17,747)	(16,921)	5%
Other income	1,714	-	-	44,555	-	-
Minority interest	-	-	-	(40,160)	-	-
Dividend income	121,200	-	-	121,200	-	-

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 31% and 24% decline in interest income as a direct result of our depletion of cash resources held in interest bearing money market accounts. 64% of our interest expense is attributable to our related party note payable to the founder of DAC. The remaining interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

We have recorded $44,555 in other income primarily arising from our consolidation of GBI. Historically, GBI has sub-leased its excess office space. With the completion of the acquisition, our intention is to fully utilize all space available and therefore do not expect future income from this source.

We currently own a 24.9% interest in Maximum and record the minority interest gains and losses as prescribed by SFAS 115. Historically, included in our minority interest was a 24.9% interest in AIS and our previous minority interest in GBI. During the second fiscal quarter we sold our interest in AIS and completed our acquisition of GBI. In October 2008, Maximum ceased business operations due to the current economical issues. In October we wrote off our entire investment in Maximum.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital.  During the first quarter of 2008, we raised $170,000 through a private placement and as of September 30, 2008 we had available cash of $474,218. Subsequent to the quarter end, we raised $125,000 through an additional private placement of shares of our preferred stock. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through December 31, 2008. Consequently, in addition to cash generated from operations, we will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

Currently we have full-time employment agreements in place with two of our executive officers; Joseph Mangiapane, Jr. (CEO) and Thomas Jandt (EVP of Business Development). The parent company has a total of 4 full time employees including the officers listed above.

In conjunction with the RFIS merger, RFIS entered into an employment agreement with Todd Torneo, to serve as its President.  Currently, RFIS has 6 full time agents and 2 administrative people.

During the year ended December 31, 2007, we entered into a consulting agreement with Kathleen McPherson whereby she agreed to provide consulting services in the area of corporate structure, marketing, strategic alliances, and other matters relating to our management and growth.  The consulting agreement expired on August 30, 2008.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$ 4,175,601	$ 5,823,945	$(1,648,344)	(28%)
Current Liabilities	1,747,800	457,268	1,290,532	282%
Working Capital	$ 2,427,801	$ 5,366,677	$(2,938,876)	(55%)

Prior to the private placements at the end of 2006 and during fiscal 2007, the inventor of DAC’s product primarily funded our operations. As of September 30, 2008, total amounts owed in principal and interest to this individual was $225,693. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. The note bears interest at 10% per annum and is due on demand.  For the nine months ended September 30, 2008, we recorded $11,290 of interest expense related to the note. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

During fiscal 2007 we completed a private placement for $2 million and during the nine months ended September 30, 2008 we raised an additional $170,000. In addition, subsequent to the quarter end, we raised $125,000 through an additional private placement of shares of our preferred stock. We believe the $474,218 in cash on hand at September 30, 2008 and the funds from the preferred private placement will only be sufficient to sustain operations through fiscal 2008. As a result, we will need to seek additional funding for operations through equity or convertible securities offerings and may be required to do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our shareholders or us.

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

Concentration of credit risk for cash deposits:  Financial instruments that potentially subject the Company to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2008, we had approximately $7,363 in excess of FDIC insured limits.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer, Joseph Mangiapane, Jr., and former Principal Financial Officer, Terence Davis, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Messrs. Mangiapane and Davis concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations beyond fiscal 2008. Therefore, we will need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

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

During the first six months of 2007, we completed two mergers with RFIS and RREM.  At the end of the second quarter of 2008 we completed the merger with GBI.  We have also entered into additional non-binding letters of intent to acquire more businesses involved in the financial services industry.  Each acquisition is subject to customary closing conditions; including the completion of due diligence reasonably satisfactory to us, the negotiation and execution of a definitive agreement, required regulatory approvals, and the acquired company providing audited financial statements as required by SEC rules and regulations.  We may not be able to complete all of these acquisitions if we are not satisfied with our due diligence investigation, if we are unable to negotiate definitive agreements, if we cannot obtain the required regulatory approvals, or if the companies to be acquired cannot provide the required audited financial statements.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports, subject to Rule 6530, through September 30, 2008.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of common stock and on July 31, 2007 we received shareholder approval of an amendment to our Certificate of Incorporation to allow for 10,000,000 shares of preferred stock.  In addition, in October of 2008 we designated 1,000,000 shares of Series A Convertible Preferred Stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 3, 2008, we entered into an agreement for the cancellation of 100,000 shares previously issued as partial consideration for the purchase of 24.9% of the total outstanding shares of AIS pursuant to the Share Repurchase and Settlement Agreement with AIS and Marc Riviello. As of the date of this report the 100,000 shares have been cancelled.

Sales Subsequent to Quarter End

In October of 2008, we completed the first closing under a private placement by selling 62,500 shares of Series A Convertible Preferred Stock for $125,000 in cash. We paid $10,000 in commissions to Grant Bettingen, Inc., acting as placement agent for the sale of the preferred shares. We believe the sale of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933, as amended, by virtue of Section 4(2). The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of their investment.

The rights, preferences, restrictions and other matters relating to the Series A Convertible Preferred Stock are as follows:

8% Series A Convertible Preferred Stock:

The number of shares constituting the 8% Series A Convertible Preferred Stock shall be 1,000,000. Such number of shares may be increased or decreased by resolution of the Board; provided, that no decrease shall reduce the number of shares of 8% Series A Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into 8% Series A Convertible Preferred Stock.

Section 1.        DESIGNATION.  The Shares are designated as the Company’s 8% Series A Convertible Preferred Stock (the “Shares”).

Section 2.        DIVIDEND PROVISIONS. The holders of the Shares will be entitled to a preferred dividend at the rate of 8% per annum.  Dividends on the Shares will be cumulative and shall be paid, solely at the option and discretion of the Company, either (i) in cash, or (ii) in shares of the Company’s Common Stock at a price equal to $0.50 per share (4 shares of Common Stock for each Preferred Share).  Dividends shall be paid semi-annually.

Section 3.        REDEMPTION.

(a)           This Company may at any time following the first anniversary from the date of issuance (the “Redemption Date”), at the option of the Board, redeem in whole or in part the Shares by paying in cash in exchange for the Shares to be redeemed a sum equal to the Original Series A Issue Price (as adjusted for any stock dividends, combinations or splits with respect to such Shares) plus all declared or accumulated but unpaid dividends on such Shares (the “Redemption Price”). Any redemption affected pursuant to this provision shall be made on a pro rata basis among the holders of the Shares in proportion to the number of Shares then held by them.

(b)           Subject to the rights of series of preferred stock which may from time to time come into existence, at least ten (10) but no more than sixty (60) days prior to each Redemption Date, written notice shall be mailed, first class postage prepaid, to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the Shares to be redeemed, at the address last shown on the records of this Company for such holder, notifying such holder of the redemption to be effected, specifying the number of shares to be redeemed from such holder, the Redemption Date, the Redemption Price, the place at which payment may be obtained and calling upon such holder to surrender to this Company, in the manner and at the place designated, his, her or its certificate or certificates representing the Shares to be redeemed (the “Redemption Notice”). Except as provided in subsection (4)(c) on or after the Redemption Date, each holder of Shares to be redeemed shall surrender to this Company the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled. In the event less than all the Shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed Shares.

(c)           From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holders of shares of Shares designated for redemption in the Redemption Notice as holders of Shares (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Shares, and such Shares shall not thereafter be transferred on the books of this Company or be deemed to be outstanding for any purpose whatsoever. Subject to the rights of series of preferred stock which may from time to time come into existence, if the funds of the Company legally available for redemption of Shares on any Redemption Date are insufficient to redeem the total number of Shares to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such Shares ratably among the holders of such Shares to be redeemed based upon their holdings of Shares. The Shares not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. Subject to the rights of series of preferred stock which may from time to time come into existence, at any time thereafter when additional funds of the Company are legally available for the redemption of shares of Shares, such funds will immediately be used to redeem the balance of the Shares which the Company has become obliged to redeem on any Redemption Date but which it has not redeemed.

Section 4.        CONVERSION. The holders of the Shares shall have conversion rights as follows (the “Conversion Rights”):

(a)           Right to Convert. Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.50 (the “Conversion Price”) (i.e. every 1 Share converts to 4 shares of Common Stock), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth (5th) day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock.

(b)           Automatic Conversion. Each Share shall automatically be converted into shares of Common Stock on the first day of the thirty-sixth (36th) month following the original issue date of the Shares, at the Conversion Price per share.

(c)           Mechanics of Conversion. Before any holder of Shares shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Company or of any transfer agent for the Shares, and shall give written notice to this Company at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Shares, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Shares to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

(d)           No Impairment. This Company will not, by amendment of its Certificate of incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Company, but will at all times in good faith assist in the carrying out of all the provisions of this section and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Shares against impairment.

(e)           Reservation of Stock Issuable Upon Conversion. This Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Shares, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Shares; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Shares, in addition to such other remedies as shall be available to the holder of such Shares, this Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes, including, without limitation, engaging in best efforts to obtain the requisite shareholder approval of any necessary amendment to the Company’s Certificate of incorporation.

(f)           Notice. Any notice required by the provisions of this section to be given to the holders of Shares shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Company.

Section 5.        LIQUIDATION PREFERENCE.

(a)           In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $2.00 for each outstanding Share (the “Original Series A Issue Price”) and (ii) an amount equal to 12% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Shares plus any accrued or declared but unpaid dividends on such Share (such amount (of declared but unpaid dividends) being referred to herein as the “Premium”). If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, subject to the rights of series of preferred stock that may from time to time come into existence, the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Shares in proportion to the preferential amount each such holder is otherwise entitled to receive.

(b)           Upon the completion of the distribution required by subparagraph (a) above and any other distribution that may be required with respect to series of preferred stock that may from time to time come into existence, the remaining assets of the Company available for distribution to stockholders shall be distributed among the holders of Shares and Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all such Shares).

(i) For purposes of this provision, a liquidation, dissolution or winding up of this Company shall be deemed to be occasioned by, or to include, (A) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation but, excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (B) a sale of all or substantially all of the assets of the Company; unless the Company’s shareholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise) hold at least 50% of the voting power of the surviving or acquiring entity.

(ii)           In any of such events, if the consideration received by the Company is other than cash, its value will be deemed its fair market value. Any securities shall be valued as follows:

(A)           Securities not subject to investment letter or other similar restrictions on free marketability (covered by (B) below):

(1)           If traded on a securities exchange (NASDAQ, AMEX, NYSE, etc.), the value shall be deemed to be the average of the closing prices of the securities on such exchange over the thirty-day period ending three (3) days prior to the closing;

(2)           If traded on a quotation system, such as the Over-the-Counter Bulletin Board or Pink Sheets, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the thirty-day period ending three (3) days prior to the closing; and

(3)           If there is no active public market, the value shall be the fair market value thereof, as mutually determined by the Company and the holders of at least a majority of the voting power of all then outstanding shares of Preferred Stock.

(B)           The method of valuation of securities subject to investment letter or other restrictions on free marketability (other than restrictions arising solely by virtue of a shareholder’s status as an affiliate or former affiliate) shall be to make an appropriate discount from the market value determined as above in (A) (1), (2) or (3) to reflect the approximate fair market value thereof, as mutually determined by the Company and the holders of at least a majority of the voting power of all then outstanding shares of such Preferred Stock.

(iii)                      In the event the requirements of this provision are not complied with, this Company shall forthwith either:

(A)           cause such closing to be postponed until such time as the requirements of this provision have been complied with; or

(B)           cancel such transaction, in which event the rights, preferences and privileges of the holders of the Shares shall revert to and be the same as such rights, preferences and privileges existing immediately prior to the date of the first notice referred to in subsection 3(c)(iv) hereof.

(iv)                      The Company shall give each holder of record of Shares written notice of such impending transaction not later than ten (10) days prior to the shareholders’ meeting called to approve such transaction, or ten (10) days prior to the closing of such transaction, whichever is earlier, and shall also notify such holders in writing of the final approval of such transaction. The first of such notices shall describe the material terms and conditions of the impending transaction and the provisions of this Section 3, and the Company shall thereafter give such holders prompt notice of any material changes. The transaction shall in no event take place sooner than twenty (20) days after the Company has given the first notice provided for herein or sooner than ten (10) days after the Company has given notice of any material changes provided for herein; provided, however, that such periods may be shortened upon the written consent of the holders of Shares that are entitled to such notice rights or similar notice rights and that represent at least a majority of the voting power of all then outstanding shares of such Shares.

Section 6.        VOTING RIGHTS. The holder of each Share shall not have any voting rights, except in the case of voting on a change in the preferences of Shares.

Section 7.        PROTECTIVE PROVISIONS. So long as any Shares are outstanding, this Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of Shares which is entitled, other than solely by law, to vote with respect to the matter, and which Shares represents at least a majority of the voting power of the then outstanding Shares:

(a)           sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of;

(b)           alter or change the rights, preferences or privileges of the Shares so as to affect adversely the Shares;

(c)           increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;

(d)           authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Shares with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or

(e)           amend the Company’s Certificate of Incorporation or bylaws.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the third quarter of 2008.

Item 5. Other Information.

Effective November 15, 2008, Terence A. Davis retired to pursue other business interests, thereby resigning as our president and principal financial officer. Mr. Davis’ retirement was effective immediately. We are not aware of any disagreement Mr. Davis may have with us on any matter relating to our operations, policies or practices.

Joseph Mangiapane, Jr., our chief executive officer, will assume the positions as our president and interim principal financial and principal accounting officer.

Item 6.  Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)(a)	ISSG, Inc. Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	ISSG, Inc. Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	ISSG, Inc. Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws as currently in effect		10-KSB	12/31/05	3.1(ii)	04/05/06
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock	X
10.1	Stock Cancellation Agreement		8-K		10.8	08/06/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Consulting Agreement with Ms. Kathleen McPherson		8-K		10.10	09/14/07
10.4	Amendment No. 1 to GBI Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.5	Employment Agreement between GBI and Grant Bettingen		8-K		10.17	06/06/08
10.6	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By:/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: November 19, 2008