Form 10-K
period 2008-12-31
RUBICON FINANCIAL INC
filed 2009-04-15
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

RUBICON FINANCIAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Newport Place, Suite 600
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

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
☒ Yes      ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,387,447.60 based on a share value of $1.65.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,476,563 shares of common stock, $0.001 par value, outstanding on April 14, 2009, which includes 499,790 shares authorized but unissued.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	deterioration in general or regional (especially Southern California) economic, market and political conditions;
•	our ability to successfully compete in the financial services industry;
•	actions and initiatives taken by both current and potential competitors;
•	inability to raise additional financing for working capital;
•	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
•	deterioration in the financial services markets, lending markets and the real estate markets in general as a result of the delinquencies in the “subprime” mortgage markets;
•	the level of volatility of interest rates as well as the shape of the yield curve;
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

In this form 10-K references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to Rubicon Financial Incorporated and its wholly owned operating subsidiaries, Grant Bettingen, Inc. Rubicon Financial Insurance Services, Inc., Rubicon Real Estate and Mortgages, Inc. and Dial-A-Cup, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.rubiconfinancial.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Rubicon Financial Incorporated, 4100 Newport Place, Suite 600, Newport Beach, California  92660.

PART I

Item 1.                Business.

Rubicon Financial Incorporated is a financial services holding company. Our goal is to become a “Single Source Provider” (SSP) of distinct and diverse financial services, bundled together for client convenience.  We believe that the economy of efficiencies that is anticipated to exist between the various subsidiaries will increase our bottom line by lowering our costs.  We are based in Newport Beach, California and operate primarily through the wholly-owned subsidiaries listed below.

Subsidiaries

Grant Bettingen, Inc. (“GBI”), a broker-dealer registered with the SEC, member of the FINRA, is a full-service broker-dealer specializing in investment banking.

Through our subsidiary, Rubicon Financial Insurance Services, Inc., (“RFIS”), we offer commercial, life, health and personal lines of insurance products made available by top rated insurance providers.  RFIS also provides long-term care insurance, workers compensation, as well as disability and group health insurance.

Our subsidiary, Rubicon Real Estate and Mortgages Inc., (“RREM”), brokers and originates real estate loans and mortgages.  RREM is licensed as a mortgage broker in California and derives revenue from loan origination points, fees, processing fees.

Further, we will continue to identify additional business opportunities as and when they arise.

We currently employ 6 people at our executive office located at 4100 Newport Place, Suite 600, Newport Beach, California 92660.  Our telephone number is (949) 798-7220 and our website address is www.rubiconfinancial.com. The information on our website is for information purposes only and is not incorporated by reference into this report.

Business Development

We were originally incorporated in Delaware on April 28, 1986 under the name Art World Industries, Inc. On August 6, 2002, we changed our name to ISSG, Inc. In addition, on March 9, 2004, we completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation, a New York Corporation, which was re-domiciled in Nevada on May 18, 2007. Further, on June 2, 2005, we completed a merger with Rub Investments Ltd., (“Rub”) a company reporting under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Following the merger with Rub, in accordance with Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we were the successor issuer to Rub for reporting purposes under the Exchange Act. Lastly, on September 6, 2006, we changed our name to Rubicon Financial Incorporated.

In the fourth quarter of 2006, we changed our corporate focus to the financial services industry with our goal to become a single source provider of financial related services.  In 2007, we completed the acquisition of our first two financial services entities, (i) RFIS, and (ii) RREM. Further, in June of 2008 we completed the acquisition of GBI.

Recent Developments

In March of 2009, we executed a non-binding letter of intent to acquire 100% of 1000 BARS, Inc., a private Nevada corporation focused on the preservation of the long-term value of assets through buying and selling strategies of physical precious metals, specializing in 1000 oz bars of silver. 1000 BARS has also developed commodity market strategies for the owners of physical bars of silver.

Economic Conditions

During the second half of 2007 and throughout 2008, significant weakness and volatility in the credit markets stemming from difficulties in the U.S. housing market spread to the broader financial market and led to a decline in global economic growth that has resulted in a significant recession. Specifically, declines in the value of subprime mortgages spread to all mortgage and real estate asset classes, then to leveraged bank loans and eventually to nearly all asset classes, including equities. The declines in asset values had collateral consequences that increased the downward pressure on valuations. For example, investor margin calls, collateral posting requirements among counterparties, and redemptions within asset management increased. The decrease in asset values, coupled with the loss of investor confidence, exacerbated the negative market conditions, which eventually led to the failure or merger of a number of prominent financial institutions. As a result, financial institutions have reduced their willingness to lend, reducing liquidity that has historically funded large sections of the U.S. economy.

 In 2009, it is expected that these conditions and the recession will persist, causing a continuation of the unfavorable economic and market dynamics experienced in 2008, and possibly leading to a further decline in economic and market conditions. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. As a result, we may experience reduced transaction volumes, reduced revenue and reduced profitability throughout 2009.

OUR BUSINESS

Overview

We have established our headquarters in Orange County, California to capitalize on what our management believes to be a large and affluent demographic base for our products. The types of financial services we offer are as follows: insurance, both personal and commercial; mortgage loan and real estate services, both residential and commercial; investment banking services for small to mid-sized companies; securities market making; retail brokerage services; and in the future we intend to offer; on-line trading.. Each subsidiary providing these services will be an individually licensed corporation doing business under the parent holding company and is intended to allow us to become a single-source, financial services provider.

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

Insurance

Rubicon Financial Insurance Services, Inc.

Through RFIS, we offer commercial, life, health and personal lines insurance products provided by top rated insurance companies.  RFIS has established relationships with larger preferred insurance carriers as well as general insurance agents in an effort to offer insurance products from a vast array of providers, both preferred and non-standard, at beneficial rates to clients.  RFIS currently is licensed in California and Nevada, and is in the process of obtaining non-resident licensing for Oregon, New York, and Arizona. RFIS’ long-term goals include having the capability to write insurance in other States located in the West, Southwest, and Southeast.

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

By implementing the “i3” marketing approach, RFIS hopes to become the preferred outlet for insurance services for all of its referral partners. With regards to the mortgage and real estate sector, RFIS is able to provide new homebuyers and clients refinancing loans with homeowner’s, automobile and life insurance products. When working with tax attorneys and tax accountants, RFIS can implement life insurance and annuities that will compliment existing retirement plans and structure transactions intended to create tax advantages for their clients. RFIS currently partners with securities brokers to provide insurance products necessary for the broker to achieve their client’s goals, such as term and universal life insurance, annuities, and long term care insurance. Finally, investment-banking firms can work with RFIS to provide directors and officers insurance, errors and omissions insurance, and key man insurance for their corporate clientele.

RFIS has established relationships with partners in each of the sectors described above and has developed a web-based portal (Rubiconnetworks.com) to acquire and communicate referral information with its partners. RFIS hopes that as it builds a well-known reputation in the local community for its products and service, its business partners will continue to expand and RFIS will add new and diverse financial service related partners to its resources for all clients.

Real Estate and Mortgage

Rubicon Real Estate and Mortgages, Inc.

Rubicon Real Estate and Mortgages, Inc. provides “full service” real estate sales and listing services, and also originates real estate loans directly to customers, at competitive pricing to the market. “Full service” constitutes a similar suite of services that ‘full price’ realty companies utilize, including listing the property in the MLS, holding open houses, providing flyers and other print and Internet marketing, regular networking with other agents to promote the property, consultation with the seller on how to ‘stage’ the property, experienced contract negotiation with the other agent, and providing the proper paperwork in a complete and timely manner as required by the California Department of Real Estate. Particular emphasis of the retail portion of RREM is the location and acquisition of investment properties for RREM clients and clients of other divisions of Rubicon.

RREM also offers assistance in short sales of properties. A short sale is the sale of the property at below the loan amount. RREM either arranges the purchase of a short sale home or processes the short sale for another real estate office or investor.

In February of 2008, we formed a REO Acquisition & Disposition (“RADD”) Division RREM. Due to the dramatic spread between the sellers of distressed pools and the acquisition price level at which risk is minimized, we dissolved this division shortly after its inception

Our management anticipates poor market conditions in Southern California for the years 2009 through 2012 in Real Estate; therefore, short sale programs are anticipated to provide the bulk of the division’s profits.

Securities

Grant Bettingen, Inc.

GBI is a full service broker-dealer providing retail and institutional securities services as well as investment banking, trading, market-making, brokerage, investment advisory and financial planning services.  GBI was formed and has been located in the Newport Beach-Newport Beach, California area since 1985.  Operating as a securities broker-dealer and investment banking firm for more than twenty years, GBI has dual clearing agreements and is a correspondent firm with Penson Financial Services and Wedbush Morgan Securities.

GBI is registered with the Securities and Exchange Commission and is a member of FINRA and the Securities Investor Protection Corporation.  GBI is also a Registered Investment Advisor registered with the Securities and Exchange Commission and is also licensed as a General Insurance Agency.  GBI is licensed to conduct its brokerage activities in 49 states and the District of Columbia and is currently approved to expand to 150 registered representatives and 95 offices.

Investment Banking

GBI focuses on Small Cap public companies.  The preferred relationship with corporate clients of the firm is to provide complete investment banking services, including advisory services, corporate finance for public and private enterprises, securities transactions, trading, syndication, mergers and acquisitions, reorganizations, reverse mergers, PIPE’s, and merchant banking.  The firm also has experience in private equity placement, for both public and private companies. Clients can contract for comprehensive service or select any combination of investment banking services to meet their needs and the growth stage of their enterprise.

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

AIS Financial, Inc.

On June 15, 2007, we acquired a 24.9% interest in AIS Financial, Inc. (“AIS”) through the issuance of 100,000 shares of our common stock and a cash payment of $100,000 to its principal, Mr. Marc Riviello. On June 3, 2008, we entered into a Stock Repurchase and Settlement Agreement with AIS and Marc Riviello whereby we returned the 24.9% of AIS in exchange for the cancellation of 100,000 shares of our common stock initially issued as partial payment of the purchase and an unsecured promissory note from Mr. Riviello in the amount of $100,000. The note bears interest at a rate of 6% per annum and matures on June 1, 2009. As of the date of this report, the entire note balance, including interest, remains outstanding.

Maximum Financial Investment Group, Inc.

On April 19, 2007, we executed a stock purchase agreement with Maximum Financial Investment Group, Inc., pursuant to which we purchased 24.9% of the total issued and outstanding shares of common stock of Maximum for $50,000. On October 1, 2008, Maximum withdrew its registration with FINRA and ceased all business. As a result, we subsequently wrote off our entire investment of $50,000 in Maximum as of October 31, 2008.

Rubicon Securities, Inc.

In February of 2007, we incorporated Rubicon Securities, Inc., a Nevada corporation (“RSI”), as a wholly owned subsidiary in anticipation of RSI becoming a licensed and registered  broker/dealer. However, RSI has not conducted any business and remains as a non-operating dormant subsidiary.

Online Trading Platform

Rubicon Online

We have entered into a software development relationship with Vertikal Technologies, Inc., pursuant to which Vertikal has initiated development on a proprietary platform to allow Rubicon to offer an online, discount brokerage division.  With our Online Trading Platform, we expect to create an international trading platform and website for automated, online trading of stocks, options, mutual funds, bonds, foreign exchange currencies, and commodity futures.  Our initial markets of focus will be the USA OTC:BB, Pink sheet, and small cap NASDAQ, the London AIM, and the FOREX.  We intend to promote our Online Trading Platform through arrangements with Investors Hub, Silicon Investor, and ADVFN. Investors Hub and Silicon Investor are large Internet investment sites with over five million hits per day.  ADVFN is a large global market data distributor and the owner of Investors Hub and Silicon Investor. This relationship will give us unique access to a worldwide pool of over a million active traders.

Due to the unique relationship Vertikal has with ADVFN, Investors Hub, and Silicon Investor, our platform is truly in demand on a global basis.  Their network is very popular in the United States, Canada, Germany, and throughout Europe.  For years, these international investors have expressed a strong interest in a platform created specifically for them to trade small cap stocks in the United States.  The currency markets are currently making companies in the U.S. market attractive investments for international investors.  We expect our market to encompass a significant number of international clients.

Additionally, we will be able to execute trades in foreign markets, allowing us to expand the horizons of our small-cap trading client base to execute trades and seek opportunities in other countries.  Our unique online trading platform will be able to handle domestic and foreign transactions appealing to both domestic and international investors and traders. Vertikal’s revenue streams will be multifaceted, including trade commissions, order flow, pip spreads (forex), margin interest, cash interest, market data tools reselling.

Our product offering will take advantage of the latest in technology in order to facilitate traders, no matter where they are or what type of system they prefer to use.  The interfaces offered will be Web-based for the casual trader, Java Streamer for the active trader who wants to have streaming quotes on their screen all day, a Windows-based application (“Level 2”) for the very active trader who requires more sophisticated market data, depth, and trading tools, and a wireless-accessible interface that will enable clients to view account information, get quotes, and execute orders from any mobile device.

Vertikal’s platform is being designed specifically to target the smallcap active trader market.  We believe this market is currently underserved and our online trading platform will cater to the needs and desires of this niche.  This market niche is essentially overlooked by today’s popular online companies which service the mainstream, main street investor in mutual funds and big board stocks investments. Vertikal’s team has extensive experience trading in the small cap NASDAQ and OTC:BB markets which provides them with a distinct advantage in the creation of a platform catering to this growing niche of active traders.

Rubicon’s Professional Corporate Team

Our corporate executives and employees are located in our Newport Beach, California office.  Rubicon internal departments include information technology, operations, human resources, finance and accounting, legal and compliance. Our corporate team has been assembled to deliver service excellence from a highly professional framework providing cost-effective growth and flexibility within our organization.

The securities industry in the United States is subject to extensive regulation under both Federal and State law, as well as self-regulatory organizations.  Through the issuance of policies and procedures, such as those related to related party transactions and insider trading, we aim to assure that our employees are aware of, and abide by, the various rules and regulations promulgated by these entities.  While we attempt to maintain up-to-date policies and procedures, regulators are constantly defining and re-defining their interpretation of such rules and regulations in response to incidents and events, through various pronouncements and through enforcement actions aimed at behavior believed to violate such rules and regulations.  As such, while we believe our current policies and procedures are reasonably designed to enforce the rules and regulations as currently interpreted, future interpretations of current rules or regulations, or further modifications to such rules and regulations could lead us to modify our policies, procedures and practices accordingly.

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

Upon completion of each of the proposed acquisitions, we will conduct an internal risk analysis of each entity to identify their strengths, weaknesses, opportunities, and threats and implement policies and procedures relevant to protecting our investment while promoting the company’s growth.  The policies and procedures are also intended to mitigate any weaknesses identified and monitor any threats on an on-going basis.  We will ensure checks and balances are in place to analyze external conditions that could affect operations such as event risk, interest rate changes, credit and liquidity concerns, execution risk, new product implementation, and vendor quality.  The risk management process will be effectively enhanced by asking questions, soliciting additional advice, observing, analyzing and talking with the competition and learning from their mistakes and assessing industry-wide business practices.  We intend to have our risk management personnel meet on a regularly scheduled basis to assess the findings of such analysis and make modifications to our processes as necessary.

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

Securities

At GBI we are subject to complex and extensive regulation of most aspects of our business by Federal and State regulatory agencies, self-regulatory agencies, securities exchanges and by foreign governmental agencies, regulatory bodies and securities exchanges.  The regulatory framework of the securities industry is designed primarily to safeguard the integrity of the capital markets and protect customers, not creditors or shareholders.  The laws, rules, and regulations comprising such regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules, and regulations.  The effect of any such changes cannot be predicted and may direct the manner of operation and profitability of our company.

GBI is subject to regulations governing every aspect of the securities business, including the effecting of securities transactions, capital requirements, record-keeping, reporting procedures, relationships with customers, the handling of cash and margin accounts, training requirements for certain employees and business procedures with firms that are not members of these regulatory bodies.

GBI is registered as a securities broker-dealer with the SEC.  The securities exchanges mentioned above and the FINRA are voluntary, self-regulatory bodies composed of members, such as GBI, which have agreed to abide by the respective bodies’ rules and regulations.  These organizations may expel, fine, and otherwise discipline member firms and their employees.  GBI is licensed as a broker-dealer in 44 states.  This will require us to comply with the laws, rules, and regulations of each state.  Each state may revoke the license to conduct a securities business, fine, and otherwise discipline broker-dealers and their employees.

GBI is also subject to the SEC’s uniform net capital rule, Rule 15c3-1.  The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid.  In addition, GBI is subject to certain notification requirements related to withdrawals of excess net capital.

The research areas of investment banks have been, and remain, the subject of increased regulatory scrutiny.  In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act, the SEC and the FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel.  The SEC and the FINRA may adopt additional and more stringent rules with respect to research analysis in the future.  GBI does not currently provide research analysis on securities, but may do so in the future.

GBI is also subject to the USA Patriot Act anti-money-laundering provisions which, mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities.  Through these and other provisions, the USA Patriot Act seeks to promote the identification of parties that may be involved in terrorism or money laundering.  Anti-money laundering laws outside the United States contain some similar provisions.  The obligation of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures, and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory sanctions.

DIAL-A-CUP SPINOUT

On July 31, 2007, we entered into a Separation and Distribution Agreement with Dial-A-Cup, Inc., a Nevada corporation and our wholly owned subsidiary (“DAC”), whereby we agreed to spinout at least 50% of the shares of DAC common stock owned by us to our shareholders on a ten for one basis (each of our shareholders will receive one DAC share for every ten shares they hold in us).  The Separation and Distribution Agreement further provides, among other things, for the principal corporate transactions required to affect the spinout and certain other agreements governing our relationship with DAC after the spinout. Generally, DAC will take all of the business, assets and liabilities transferred to or assumed by it pursuant to the Separation and Distribution Agreement or other ancillary agreements on an “as is, where is” basis without representations or warranties by us.

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

Item 1A.               Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Risks Relating To Our Business and Marketplace

Declining economic conditions could negatively impact our business

Our businesses and earnings are affected by general business and economic conditions in the United States and abroad. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, home prices, employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy and the local economies in which we operate.

Economic conditions in the United States and abroad deteriorated significantly during the second half of 2008, and the United States, Europe and Japan currently are in a recession. Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivatives and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions, reflecting concern about the stability of the financial markets generally and the strength of counterparties. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, a significant reduction in consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition, results of operations, liquidity and access to capital and credit. We do not expect that the difficult conditions in the United States and international financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Continued instability of the U.S. financial system may have a negative impact on our business.

Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. Each of the U.S. Treasury, the FDIC and the Federal Reserve Board have developed programs and facilities, including, among others, the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program and other efforts designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector. In addition, Congress recently passed the American Recovery and Reinvestment Act of 2009 (the “ARRA”), legislation intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact that ARRA, the Financial Stability Plan or any other such initiatives or governmental programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our securities.

During the year ended December 31, 2008, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “subprime” mortgage loans, which may materially impact our real estate and mortgage subsidiary.

“Subprime” mortgage loan defaults could adversely impact the operations of our real estate and mortgage division.  In addition, subprime mortgage loan defaults began to increase with respect to mortgages considered to be less credit risk than “subprime” mortgages.  It is expected that mortgage default rates will continue to increase at least throughout the remainder of 2009 and possibly through the first half of 2010. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the ability of buyers of residential properties to acquire single family residences, in addition to reductions in the value of investment portfolios containing securities affected by such mortgages.  Because the real estate and mortgage division is highly dependent upon fees and commissions based upon sales and financings related to residential and investment properties, the downward trend in “subprime” mortgages may materially impact our results of operations on a consolidated basis.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2008 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates and to seek additional capital through future equity private placements or debt facilities.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations beyond the second quarter of fiscal 2009. Therefore, we may need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

As a financial services holding company, we are dependent on financing from the sale of our securities and funds from our operating subsidiaries.

We are a holding company that is a separate and distinct legal entity from our broker-dealer, real estate and insurance subsidiaries. We therefore depend on dividends, distributions and other payments from our subsidiaries and borrowings and will depend in large part on financing from the sale of our securities to fund payments on our obligations, including debt obligations. Our broker-dealer subsidiary and our other subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

Our operations are subject to all of the risks inherent in the establishment of a new business, including licensing risks, insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the financial services industry makes it impossible to predict whether or not we will operate profitably in the industry. While we have brought on management that is familiar with this industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this new line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business strategy.

As a diversified financial service company, our success depends, in part, on our ability to adapt our products and services to evolving industry standards.

Our business model is based on a diversified mix of businesses that provides a wide range of financial products and services, delivered through multiple distribution channels. Which means our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competition to provide products and services at lower prices. This can reduce our revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including Internet services, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing and introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

We may not be able to retain our key personnel or hire the personnel we need to sustain and grow our business.

We face intense competition for qualified employees from businesses in the financial services industry.  Our performance is highly dependent upon our ability to attract, retain, and motivate highly skilled, talented employees.  These professionals are regularly recruited by other firms and may choose to change firms, in which case their clients may choose to move their assets.  Given our relatively small size compared to some of our competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

Regulatory capital requirements and our holding company structure may adversely affect our ability to expand or maintain present levels of our business or impair our ability to meet our financial obligations.

We have a broker-dealer subsidiary, GBI, which is subject to the SEC’s uniform net capital rule, Rule 15c3-1, which sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid.  As we are a holding company, we will depend on dividends and other payments from our subsidiaries to fund all payments on our obligations, including any debt obligations, and potential working capital requirements.  These regulatory restrictions may impede our access to funds.  In addition, underwriting commitments require a charge against net capital and, accordingly, GBI’s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the applicable net capital regulations.  GBI is also be subject to certain notification requirements related to withdrawals of excess net capital.

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

Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards and recent accounting changes, see Note 1 to the Consolidated Financial Statements.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Rubicon; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Rubicon are being made only in accordance with authorizations of management and directors of Rubicon, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Rubicon's assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports through December 31, 2008.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

We are authorized to issue a total of 9,000,000 shares of “blank check” preferred stock and up to 1,000,000 shares of Series A Convertible Preferred Stock.  Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Additional Risks and Uncertainties

We are a diversified financial services company. Although we believe our diversity helps lessen the effect when downturns affect any one segment of our industry, it also means our earnings could be subject to different risks and uncertainties than the ones discussed herein. If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

Item 1B.               Unresolved Staff Comments.

   Not applicable.

Item 2.               Properties.

Our corporate headquarters are located at 4100 Newport Place, Suite 600, Newport Beach, California  92660.  Our wholly owned subsidiary, Grant Bettingen, Inc., subleases approximately 7,477 sq. ft. of general office space, which we occupy, with monthly rent of approximately $11,000. The sublease expires on August 31, 2009. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3.               Legal Proceedings.

We may, from time to time, be named as defendants in various judicial, regulatory, and arbitration proceedings in the future in the ordinary course of our business.  The nature of such proceedings may involve large claims subjecting us to exposure. In addition, claims may be made against our broker-dealer subsidiary relating to investment banking underwritings, which may be brought as part of a class action, or may be routine retail customer complaints regarding losses in individual accounts, which are ordinarily subject to FINRA arbitration proceedings.  Our broker-dealer subsidiary may also become subject to investigations or proceedings by governmental agencies and self-regulatory organizations, which can result in fines or other disciplinary action being imposed on the broker-dealer and/or individuals.  Additionally, legal proceedings may be brought against us from time to time in the future.  In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual result in each pending matter will be.

In the Matter of Grant Bettingen, Inc. and M. Grant Bettingen

On March 6, 2009, the SEC issued an Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions as to Grant Bettingen, Inc. (“GBI Order:), our broker-dealer subsidiary; and an Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions as to M. Grant Bettingen (“Bettingen Order”), the former chairman and former Managing Director of Investment Banking for GBI.

The GBI Order found that GBI, failed reasonably to supervise a broker in connection with purported private placement offerings of the securities of two limited liability companies from January 2004 through December 2005.

The Bettingen Order found that M. Grant Bettingen failed reasonably to supervise the broker because he did not have a supervisory policy in place at GBI regarding the sale of securities in private placement offerings until November 2004.

The GBI Order censured GBI and required GBI to pay disgorgement of $88,675 and prejudgment interest of $8,460.51. GBI consented to the issuance of the GBI Order without admitting or denying any of the findings in the GBI Order. The Bettingen Order required Bettingen to pay a $35,000 civil penalty. The Order also barred Bettingen from associating in a supervisory capacity with any broker or dealer with a right to reapply after three years. Bettingen consented to the issuance of the Bettingen Order without admitting or denying any of the findings in the Bettingen Order.

Effective March 13, 2009, Mr. Bettingen was removed as chairman of GBI and terminated as the Managing Director of Investment Banking for GBI.

Item 4.               Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock trades sporadically on the over-the-counter bulletin board market (OTC:BB) under the symbol RBCF. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2008 and 2007.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2008		2007
	High	Low	High	Low
1st Quarter	$3.35	$1.75	$2.85	$1.01
2nd Quarter	$2.75	$1.35	$2.60	$1.30
3rd Quarter	$2.50	$0.21	$2.40	$1.30
4th Quarter	$0.59	$0.08	$3.70	$1.55

(b) Holders of Common Stock

As of April 14, 2009, there were approximately 426 holders of record of our Common Stock and 11,979,273 shares outstanding.  As of April 13, 2009, the closing price of our shares of common stock on the OTC:BB was $0.26 per share.

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

As of December 31, 2008, we granted 1,500,000 options under this plan.

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

Restricted Stock

Each grant of restricted stock under the Acquisition Plan will be executed by a “Restricted Stock Agreement” in such form as the Committee decides.  The Committee will determine the number of shares to be issued to an eligible person and whether it will be issued in exchange for cash, other consideration, or both.  Shares issued pursuant to the Restricted Stock Agreement must be held by the person granted to for a period of time determined by the Committee.  Rubicon Financial will have the option to repurchase the common stock at a price determined in the agreement if (i) the individual’s employment terminated before the end of the restricted period, (ii) if the individual has not paid to us the amount required by federal, state, local or foreign income, or other taxes which we determine is required, or (iii) any other circumstances determined by the Committee.

As of December 31, 2008, we had issued options to purchase 300,000 shares under the 2007 stock acquisition plan.

Recent Sales of Unregistered Securities

In October of 2008, we sold 62,500 shares of Series A Convertible Preferred Stock for $125,000 in cash to three accredited investors. We paid $10,000 in commissions to Grant Bettingen, Inc., our wholly owned subsidiary, acting as placement agent for the sale of the preferred shares. We believe the sale of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933, as amended, by virtue of Section 4(2). The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of their investment.

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

Subsequent Issuances After Year-End.

On February 5, 2009, we agreed to issue Bootstrap Real Estate Investments, LLC, a company controlled by Todd Vande Hei, a director, executive officer and current shareholder, 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. As of April 15, 2008, the shares were unissued. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Bootstrap, through Mr. Vande Hei was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believed that Bootstrap, immediately prior to agreeing to issue the shares, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of its investment. Mr. Vande Hei had the opportunity to speak with our CEO on several occasions prior to the investment decision

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2008.

Item 6.               Selected Financial Data.

      Not applicable.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded financial service holding company with three wholly-owned operating subsidiaries: (i) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in California; (ii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provides professional assistance in the fields of residential and commercial real estate and mortgage loans in California; and (iii) Grant Bettingen, Inc. (“GBI”) a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking

We also have a non-operating subsidiary, Dial-A-Cup, Inc. (“DAC”), which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand.  On July 31, 2007, we entered into a Separation and Distribution Agreement with DAC, whereby we agreed to spin-out at least 50% of the shares of DAC common stock owned by us to our shareholders on a one for ten basis.  The Separation and Distribution Agreement also provides that DAC will take all of the businesses, assets and liabilities relating to the DAC business previously held by us.  DAC intends to file a registration statement on Form S-1 to register the shares of DAC common stock to be distributed and the record date will be set as the 10th day following effectiveness of the registration statement.  As of the date of this report, the Form S-1 has not been filed.

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

On June 15, 2007, we acquired a 24.9% interest in AIS Financial, Inc. (“AIS”) through the issuance of 100,000 shares of our common stock and a cash payment of $100,000 to its principal, Mr. Marc Riviello. On June 3, 2008, we entered into a Stock Repurchase and Settlement Agreement with AIS and Marc Riviello whereby we returned the 24.9% of AIS in exchange for the cancellation of 100,000 shares of our common stock initially issued as partial payment of the purchase and an unsecured promissory note from Mr. Riviello in the amount of $100,000. The note bears interest at a rate of 6% per annum and matures on June 1, 2009. As of the date of this report, the 100,000 shares have been cancelled and the entire principal and interest balance on the note remains unpaid.

We owned a 24.9% interest in Maximum Financial Investment Group, Inc. (“Maximum”), a former FINRA licensed broker/dealer that focused on wholesale and online trading. On October 1, 2008, Maximum withdrew its registration with FINRA and ceased all business. As a result, we subsequently wrote off our entire investment of $50,000 in Maximum as of October 31, 2008.

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

In March of 2009, we executed a non-binding letter of intent to acquire 100% of 1000 BARS, Inc., a private Nevada corporation focused on the preservation of the long-term value of assets through buying and selling strategies of physical precious metals, specializing in 1000 oz bars of silver. 1000 BARS has also developed commodity market strategies for the owners of physical bars of silver.

Results of Operations

The following tables summarize selected items from the statement of operations for the years ended December 31, 2008 and 2007.

Revenue:
	Years Ended
	December 31,		Increase/(Decrease)
	2008	2007	$	%
Consolidated
Revenue	$4,912,090	$308,936	$4,603,154	1,490%
Operating expenses	9,655,974	8,159,233	1,496,741	19%
Net operating (loss)	(4,743,884)	$(7,850,297)	$(3,106,413)	(40%)

Overall revenues increased 1,490% during fiscal 2008. 2007 was targeted to be a year of merger and acquisitions. In 2007 we acquired RFIS, RREM and the minority interest in Maximum.  In 2008, we continued to explore additional acquisition targets and consummated the acquisition of GBI during the second fiscal quarter. Our significant revenue increase is the direct result of the acquisition of GBI for the period from June 2, 2008 through December 31, 2008.

Revenue by Segment
	Years Ended
	December 31,		Increase/(Decrease)
	2008	2007		$	%
Revenue
Insurance services	$362,091	$249,064	$113,027		46%
Mortgage services	183,458	59,872	123,586		207%
Brokerage services	4,366,541	-	-		-
Total revenue	$4,912,090	$308,936	$4,603,154		1,490%

Insurance Services: RFIS experienced an increase of 46% in revenues from insurance services for fiscal 2008. RFIS earned $362,091 during 2008 compared to $249,064 in 2007 due to renewal revenue and increase in commercial policies during the year ended December 31, 2008. This is the result of an augmented focus towards increasing the ratio of commercial lines verses personal lines in its overall market base. RFIS believes the commercial lines will provide greater ability to increase the insurance services revenue stream as well as provide further stability to our long term growth platform. RFIS anticipates a financial recognition of these efforts through increased commission revenue during fiscal 2009.

Mortgage Services: RREM was acquired in May 2007 and had limited activity during the second quarter of 2007. In 2008, RREM generated revenue through commissions earned on the sale of residential real estate and mortgage brokerage services.  During 2008 RREM earned $183,458 in commissions compared to $59,872 for 2007. The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate. However, RREM was able to increase revenues by 207% for the year ended December 31, 2008. RREM is continuing to seek additional sources of revenue while also increasing its marketing area.

Brokerage Services: The acquisition of GBI was completed on June 2, 2008 and accordingly we have only included revenue from the date of consummation to December 31, 2008. GBI represents our cornerstone of services and has contributed approximately 89% of our total revenue for 2008. Revenue for the period of June 2, 2008 to December 31, 2008 totaled $4,366,541.

Selling and Administrative Expenses:

	Years Ended
	December 31,		Increase/(Decrease)
	2008	2007	$	%

Direct costs	$3,773,120	$47,455	$3,725,665	-
Consulting	14,317	1,121,581	(1,107,264)	(99%)
Professional fees	273,378	442,631	(169,253)	(38%)
Executive compensation	3,688,914	3,264,903	424,011	13%
General expenses	1,868,667	744,499	1,124,168	151%
Depreciation and amortization	37,578	13,964	23,614	169%
Impairment of goodwill	-	2,524,200	-	-
Operating expenses	$9,655,974	$8,159,233	$1,496,741	19%

Operating overhead, excluding impairments, increased 19% in 2008 over the previous year ended December 31, 2007. Significant increases were expected as we completed our acquisition schedule; employed full time executive and administrative staff; and commenced operations in each business segment of our financial services platform.

Our direct costs are comprised of commissions paid to associates and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

RFIS:

	Years Ended
	December 31,		Increase/(Decrease)
	2008	2007	$	%
Insurance services
Direct costs	$156,578	$42,825	$113,753	266%
Consulting	13,188	71,926	(58,738)	(82%)
Professional fees	25,500	40,016	(14,516)	(36%)
Executive compensation	60,000	51,550	8,450	16%
General expenses	257,996	171,951	86,045	50%
Depreciation	658	483	175	36%
Operating expenses	$513,920	$378,750	$135,170	36%

RFIS experienced an overall increase in operating expenses due to full commencement of operations. RFIS was acquired on February 1, 2007 with one month of historic operations. To meet the objectives of our business plan, RFIS initially focused on personal insurance lines including home, auto and life. RFIS now expanded focus to included full commercial lines in its product mix. Through the addition of commercial products, RFIS’s gross commission income is anticipated to increase. With the increased commission revenue, RFIS’s commission expense included in its direct costs has also increased. On average, RFIS will pay a 65% commission to its agents on each commercial policy written verses approximately 5% on personal lines. During 2008, RFIS acquired a customer list for the commercial trucking industry. This was the primary increase in direct costs for the year ended December 31, 2008. RFIS’s 2008 increase of 266% is attributable to increases in all policies written.

During the 2007 fiscal year, RFIS employed six full-time agents and two full-time administrative staff. Base salaries are included in the general expenses and although RFIS has experienced an approximate 50% increase in 2008, it has been able to reduce external consulting fees and professional fees by 82% and 36%, respectively.
RREM:

	Year Ended	May 2, 2007 to
	December 31,	December 31,	Increase/(Decrease)
	2008	2007	$	%
Mortgage services
Direct costs	$80,265	$4,630	$75,635	1,634%
Consulting	3,710	2,350	1,360	58%
Professional fees	9,000	25,305	(16,305)	(64%)
Executive compensation	59,318	96,000	(36,682)	38%)
General expenses	159,274	145,563	13,711	9%
Depreciation	934	366	568	155%
Operating expenses	$312,501	$274,214	$38,287	14%

These comparative results are not a clear representation of actual change. We acquired RREM in May of 2007 and therefore have only included the activity since May 2, 2007, the date of acquisition. RREM’s resources were allocated towards the development of mortgage leads and business structure. This resulted in non-recurring professional expenses represented by a decrease of 64% during 2008 over 2007. We expect outside professional fees to remain fairly consistent for fiscal 2009.

RREM recorded direct costs primarily comprised of commissions paid to agents and brokers, loan fees and miscellaneous costs directly attributed to the revenue earned. RREM had a 1,634% increase in the year ended December 31, 2008 due to the acquisition and operational commencement dates.

RREM’s general and administrative expenses have increased 9% from 2007 for fiscal 2008. The increase was anticipated with the commencement of operations. RREM added both administrative staff as well as mortgage specialists to expand its operations and capture additional revenue streams in the volatile real estate market. During the second quarter of fiscal 2008, RREM hired four additional loan specialists for the primary purpose of developing a revenue stream in loan modifications and short sales. Due to the declining real estate markets we have reduced our staff to one until such time that sufficient revenue leads can be developed. Approximately 55% of RREM’s general and administrative expenses for the year are attributable to salaries and wages.

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

GBI:

On June 2, 2008, we consummated our staged acquisition of GBI, which began with the purchase of a 15% interest in September 2007 and an additional 6% in March of 2008. We have included the revenue and expenses of GBI from the date of acquisition through December 31, 2008 in our unaudited condensed consolidated financial statements. We expect the amounts recognized in the period ended December 31, 2008 to be indicative of future operating expenses.

The amounts consolidated from the activities of GBI are as follows:

Acquisition to
December 31, 2008
Brokerage services
Direct costs	$3,536,277
Consulting	(101,803)
Professional fees	47,185
Executive compensation	203,639
General expenses	866,209
Depreciation	4,168
Operating expenses	$4,555,676

Other income and (expense)

	Years Ended
	December 31,		Increase/(Decrease)
	2008	2007	$	%
Consolidated
Interest income	$48,198	$67,182	$(18,984)	(28%)
Interest (expense)	(15,040)	(22,897)	$(7,857)	(34)%
Other income	178,610	-	-	-
Other comprehensive (loss)	(315,000)	-	-	-
Realized (losses)	(70,403)	-	-	-
Dividend income	121,200	-	-	-

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 28% decline in interest income as a direct result of our depletion of cash resources held in interest bearing money market accounts. 75% of our interest expense is attributable to our related party note payable to the founder of DAC. The remaining interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

We have recorded $178,610 in other income primarily arising from our consolidation of GBI. Historically, GBI has sub-leased its excess office space. With the completion of the acquisition, our intention is to fully utilize all space available and therefore do not expect future income from this source.

We previously owned a 24.9% interest in Maximum and record the minority interest gains and losses as prescribed by SFAS 115. Historically, included in our minority interest was a 24.9% interest in AIS and our previous minority interest in GBI. During the second fiscal quarter we sold our interest in AIS and completed our acquisition of GBI. In October 2008, Maximum ceased business operations due to the current economic conditions. In October we wrote off our entire investment in Maximum.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital.  During 2008, we raised $256,500 net of financing costs of $38,500, through two private placements and as of December 31, 2008 we had available cash of $212,657. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through June 30, 2009. Consequently, in addition to cash generated from operations, we will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

Currently we have full-time employment agreements in place with three of our executive officers; Joseph Mangiapane, Jr. (CEO), Todd Vande Hei (Interim COO) and Thomas Jandt (EVP of Business Development). The parent company has a total of 4 full time employees including the officers listed above.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2008 compared to December 31, 2007.
	December 31,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$1,596,550	$2,945,532	$(1,348,982)	(46%)
Current Liabilities	1,379,727	457,268	921,570	202%
Working Capital	$216,823	$2,488,264	$(2,272,612)	-

Prior to the private placements at the end of 2006 and during fiscal 2007, the inventor of Dial-A-Cup’s product primarily funded our operations. As of December 31, 2008, total amounts owed in principal and interest to this individual was $221,512. The proceeds loaned have been used to fund operations and for the development of a prototype of our beverage dispenser. As of December 31, 2008, the principal balance and accrued interest has been forgiven. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $212,657 in un-restricted cash on hand at December 31, 2008 will only be sufficient to sustain operations through the second quarter of fiscal 2009.  As a result, we anticipate the need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Rubicon as a going concern. Rubicon’s cash position is currently inadequate to pay all of the costs associated with its operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Rubicon be unable to continue existence.

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

RFIS currently earns commissions paid by insurance companies which are based on a percentage of the premium charged to the policyholder and considered earned over the term of the policy. Deferred commissions are related to the unexpired terms of the policies in force. The RFIS recognizes revenue net of expected cancellations in accordance with Staff Accounting Bulletin (“SAB”) 13A.

Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows Rubicon to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on Rubicon’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on Rubicon’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 I, Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether Rubicon has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Rubicon currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on Rubicon’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Rubicon has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on Rubicon’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on Rubicon’s financial position, statements of operations, or cash flows at this time.

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

The Audit Committee, which was comprised of two non-independent directors and one independent director as of December 31, 2008, meets with our management and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The Committee oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholders’ investments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rubicon Financial Incorporated
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Rubicon Financial Incorporated and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Rubicon Financial Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubicon Financial Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
April 14, 2009

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash	$212,657	$1,892,541
Cash – restricted	201,571	-
Marketable securities	530,380	956,000
Accounts receivable	481,523	-
Prepaid expenses	41,311	90,999
Notes receivable	103,500	-
Notes receivable – related party	25,608	5,192
Other current assets	-	800
Total current assets	1,596,550	2,945,532

Fixed assets, net of accumulated depreciation of $134,565 and $14,633, respectively	136,159	59,104

Other assets:
Contract advances	277,197	-
Deposits	38,554	-
Intangible assets – customer list	2,439,671	-
Investments	-	175,000
Total other assets	2,755,422	175,000
Total assets	$4,488,131	$3,179,636

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$242,335	$79,775
Accrued expenses	583,437	23,352
Investment obligation	487,000	104,000
Deferred revenue	147,367	35,109
Capital lease obligation	12,223	-
Accrued interest payable – related party	-	54,493
Note payable – related party	4,500	160,539
Total current liabilities	1,476,862	457,268

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares
authorized, no shares issued and outstanding
As of December 31, 2008 and 2007, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares
authorized, 62,500 shares and no issued and outstanding
as of December 31, 2008 and 2007, respectively	63	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 11,976,773 and 10,724,273 shares issued and outstanding
as of December 31, 2008 and December 31, 2007, respectively	11,977	10,724
Common stock owed but not issued, 499,790 and 559,790
as of December 31, 2008 and December 31, 2007, respectively	498	559
Additional paid in capital	17,971,575	15,077,054
Unamortized shares issued for services	(433,108)	(2,878,413)
Other comprehensive (loss)	(611,861)	(359,000)
Accumulated (deficit)	(13,927,875)	(9,128,556)
Total stockholders’ equity	3,011,269	2,722,368
Total liabilities and stockholders’ equity	$4,488,131	$3,179,636

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2008	2007

Revenue	$4,912,090	$308,936

Expenses:
Direct costs	3,773,120	47,455
Consulting	14,317	1,121,581
Professional fees	273,378	442,631
Executive compensation	3,688,914	3,264,903
General and administrative expenses	1,868,667	744,499
Asset Impairment	-	2,524,200
Depreciation and amortization	37,578	13,964
Total expenses	9,655,974	8,159,233

Net operating (loss)	(4,743,884)	(7,850,297)

Other income (expense):
Interest expense	(3,801)	(7,295)
Interest expense – related party	(11,239)	(15,602)
Interest income	47,123	67,182
Interest income – related party	1,075	-
Dividend income	121,200	-
Other income	178,610	-
Other comprehensive (loss)	(315,000)	-
Realized (losses) on investments	(73,403)	-
Total other income (expense)	(55,435)	44,285

Net (loss)	$(4,799,319)	$(7,806,012)

Weighted average number of common shares
outstanding – basic and fully diluted	11,487,102	12,907,111

Net (loss) per share – basic and fully diluted	$(0.42)	$(0.60)

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Statements of Changes in Stockholders’ Equity
	Preferred Stock		Common Stock		Common Stock owed but not issued	Additional Paid-in Capital	Unamortized Compensation	Other Compre- hensive	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	-	$-	11,337,773	$11,338	$575	$2,908,087	$-	-	$(1,322,544	$1,597,455
Shares previously authorized			575,000	575	(575)	-	-	-	-	-
Shares issued for services			2,502,500	2,502	514	3,957,109	(2,012,197)	-	-	1,947,928
Shares issued for acquisitions			1,309,000	1,309	-	3,379,588	-	-	-	3,380,897
Options issued for services			-	-	-	2,799,315	(866,216)	-	-	1,933,099
Shares issued for cash and securities			1,000,000	1,000	45	2,088,955	-	-	-	2,090,000
Cancellation of previously issued shares			(6,000,000)	(6,000)	-	6,000	-	-	-	-
Donated capital			-	-	-	7,000	-	-	-	7,000
Merger eliminations			-	-	-	(69,000)	-	-	-	(69,000)
Other comprehensive loss			-	-	-	-	-	(359,000)	-	(359,000)

Net (loss)
For the year ended December 31, 2007			-	-					(7,806,012)	(7,806,012)

Balance, December 31, 2007	-	-	10,724,273	10,724	559	15,077,054	(2,878,413)	(359,000)	(9,128,556)	2,722,367
Shares previously authorized and issued			45,000	45	(45)	-	-	-	-	-
Shares issued for cash, net of financing costs	-	-	85,000	85	-	143,915	-	-	-	144,000
Preferred shares issued for cash, net of financing costs	62,500	63	-	-	-	112,437	-	-	-	112,500
Shares issued for services	-	-	22,500	23	-	37,977	-	-	-	38,000
Options issued pursuant to employment agreement	-	-	-	-	-	699,764	-	-	-	699,764
Cancellation of shares per agreement	-	-	(100,000)	(100)	(16)	116	-	-	-	-
Amortization of shares issued for services	-	-	-	-	-	-	2,445,305	-	-	2,445,305
Shares issued for acquisition	-	-	1,200,000	1,200	-	1,678,800	-	-	-	1,680,000
Forgiveness of related party debt	-	-	-	-	-	221,512	-	-	-	221,513
Other comprehensive loss	-	-	-	-	-	-	-	(252,861)	-	(252,861)

Net (loss)
For the year ended December 31, 2008									(4,799,319)	(4,799,319)
	62,500	63	11,976,773	$11,977	$498	$17,971,575	$(433,108)	$(611,861)	$(13,927,872)	$3,011,269
 The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net (loss)	$(4,799,319)	$(7,806,012)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	37,578	13,964
Impairment of goodwill	-	2,524,200
Shares and options issued for services	737,764	3,881,027
Amortization of equity based compensation	2,445,305	-
Minority interest (losses)	73,403	-
Changes in operating assets and liabilities:
Accounts receivable	(161,491)	13,208
Prepaid expenses	(5,858)	(90,600)
Deposits	(21,200)	4,224
Accrued interest receivable	(4,906)	(74,748)
Accounts payable and accrued liabilities	293,669	3,536
Investment obligation	383,000	-
Deferred revenue	112,257	(5,129)
Accrued interest payable	-	(206)
Accrued interest payable – related party	(11,239)	15,602
Net cash (used) by operating activities	(921,036)	(1,520,934)

Cash flows from investing activities
Proceeds for notes receivable	-	(5,000)
Proceeds for notes receivable – related party	-	(5,000)
Payments on notes receivable – related party	798	-
Purchase of fixed assets	(68,281)	(29,622)
Distribution of assets – related party	89,716	-
Purchase of intangible assets	(1,103,420)	-
Purchase of investments	(121,200)	(431,000)
Net cash (used) by investing activities	(1,202,387)	(470,622)

Cash flows from financing activities
Cash acquired with the merger	388,610	936,843
Donated capital	-	8,455
Payments on notes payable	-	(52,350)
Proceeds from notes payable – related party	-	25
Issuance of preferred stock	112,500	-
Issuance of common stock	144,000	1,090,000
Net cash provided by financing activities	645,110	1,982,973

Net (decrease) increase in cash	(1,478,313)	(8,583)
Cash – beginning	1,892,541	1,901,124
Cash – ending	$414,228	$1,892,541

Supplemental disclosures:
Interest paid	$6,457	$7,295
Income taxes paid	$800	$800
Non-cash financing activities:
Shares and options issued for services	$737,764	$3,881,027
Shares issued for investment	$-	$2,502,500
Shares issued for acquisition	$1,680,000	$3,135,900

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Notes to Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization
The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation (“DAC”), a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”) on September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. our wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly-owned subsidiary of the Company. The Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding shares of RFIS. On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada corporation. Effective May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc. our wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding shares of RREM.  On June 2, 2008, the Company completed its acquisition of Grant Bettingen, Inc., a California corporation (“GBI”) registered with the Financial Industry Regulatory Authority. Pursuant to an agreement and plan of merger, the Company issued 1,200,000 shares of its common stock and agreed to pay cash totaling $974,000 in exchange for 100% of the outstanding shares of GBI.

Principles of Consolidation
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

Impairement of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized impairment losses in the amount of $0 and $2,524,200 as of December 31, 2008 and 2007, respectively.

Revenue Recognition
The Company recognizes revenue net of expected cancellations in accordance with Staff Accounting Bulletin (“SAB”) 13A. As of December 31, 2008, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the year and therefore no allowance has been made.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 101. Revenue is recorded upon the closing of a sale of real estate and/or mortgage.

Investment banking revenues and advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses.

Commission revenue generated from executing customer transactions on stocks, options and futures markets are recognized in the accounts on settlement-date basis.

Advertising Costs
The Company expenses all costs of advertising as incurred. There was $9,272 and $36,231 of advertising costs included in selling, general, and administrative expenses for the years ended December 31, 2008 and 2007, respectively.

Available-for-sale securities
The Company classifies its marketable equity securities as available-for-sale and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

Income Taxes
The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months. As of December 31, 2008 and 2007, no income tax expense has been incurred.

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2008 and 2007 due to their short-term nature.

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

Loss per Common Share
The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2008 and 2007, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Risks and Uncertainties
The Company’s operations are subject to innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in the industry segment.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2008 and 2007, the Company had approximately $0 and $1,591,679 in excess of FDIC insured limits, respectively.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 I, Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether Rubicon has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Rubicon currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on Rubicon’s consolidated financial position, results of operations or cash flows.

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

Year-end
The Company has adopted December 31, as its fiscal year end.

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $4,799,319 for the period ended December 31, 2008.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, GBI, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson) and Wedbush, Morgan Securities, Inc. (“Wedbush”) Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2008, the Company maintained deposits with Penson of $150,405 and $51,166, respectively for total restricted cash of $201,571.

NOTE 4 – Identifiable Intangible Assets
During the year ended December 31, 2008 Rubicon consummated the acquisition of 100% of the outstanding common shares of GBI. As a result of the acquisition, Rubicon identified intangible assets in the GBI customer lists valued at approximately $2,403,671. In addition, RFIS purchased a customer list for the purpose of seeking insurance business from the commercial trucking industry.  The total purchase price was $36,000.

NOTE 5 - Marketable securities
On November 27, 2007, Rubicon entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby Rubicon agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. Rubicon recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On August 8, 2008 AMIN issued a stock dividend equal to 40,000 shares of their common stock. The fair value of the dividend was $121,200. On December 31, 2008, Rubicon evaluated the fair value of the securities and recorded other comprehensive loss in the amount of $667,600 to adjust the carrying value to the market value at the balance sheet date. In addition, GBI held 700 shares of various securities as available-for-sale and at December 31, 2008, GBI evaluated the fair value of the securities and recorded other comprehensive income in the amount of $55,739.

As of December 31, 2008, the Company recorded $611,861 as other comprehensive losses on its consolidated balance sheet.

NOTE 6 – Notes receivable
On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and mature on April 18, 2009. On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The outstanding principal balance as of December 31, 2008 was $19,202.

In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of December 31, 2008, the principal balance owed was $5,000 and accrued interest receivable was $5,475.

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement” as discussed in note 7. The note accrues interest at a rate of 6% per annum and is due June 1, 2009. As of December 31, 2008 the principal balance was $100,000 and Rubicon accrued $3,500 in interest receivable.

NOTE 7 - Investments
Rubicon purchased a 24.9% interest in Maximum Financial Investment Group, Inc. (“MFIG”). Rubicon recorded its investment in accordance with the equity method, whereby the carrying value of the investment is adjusted based on the net income or losses and any dividends paid. During the year ended December 31, 2008, MFIG ceased operations and as a result, Rubicon recorded realized losses totaling $50,000, the full value of its investment.

On June 3, 2008, Rubicon entered into a Stock Repurchase and Settlement Agreement with AIS Financial, Inc. (“AIS”) and Marc Riviello whereby Rubicon returned its previously purchased 24.9% interest in AIS in exchange for the cancellation of 100,000 shares of Rubicon common stock and a note receivable from Mr. Riviello in the amount of $100,000, representing the original amounts paid by Rubicon for the acquisition of the minority interest in AIS. As a result of the repurchase agreement, Rubicon reduced its minority interest losses in the amount of $20,000.

On June 2, 2008, Rubicon completed the acquisition of GBI through the purchase of 100% of GBI’s outstanding common shares. Prior to the consummation of the acquisition, Rubicon gained incremental ownership through its acquisition agreement with an initial purchase of 15% of the total outstanding shares of GBI. Rubicon accounted for its investment in GBI pursuant to SFAS 115 which resulted in realized losses totaling $315,000. In January 2008, Rubicon purchased and additional 6% interest whereby maintaining a 21% minority interest which was accounted for under the equity method and resulted in unrealized losses totaling $43,403.

As of December 31, 2008 Rubicon’s realized minority interest losses totaled $73,403 and realized losses on investments total $315,000.

NOTE 8 – Related Party Transactions
Rubicon’s operations were previously funded by the sole officer of DAC. As of September 30, 2008, total amounts loaned to Rubicon by this officer were $156,014. The proceeds loaned have been used to fund operations and for the development of a prototype of DAC’s beverage dispenser. The note bears interest of 10% per annum and is due on demand. On December 31, 2008, the principal balance of $156,014 and accrued interest totaling $65,498 has been forgiven. Rubicon recorded the debt forgiveness as paid in capital in the amount of $221,512.

On March 27, 2008, Rubicon entered into an employment agreement with its President, Terence Davis. Pursuant to the agreement, Mr. Davis shall receive annual compensation in the amount of $96,000 commencing on April 1, 2008 and expiring on March 31, 2009. On November 15, 2008, Mr. Davis retired and all compensation earned to date was paid in full.

On April 3, 2008, Rubicon entered into an agreement with the former President of RREM, Joel Newman, whereby Rubicon agreed to extend Mr. Newman’s amended note an additional one year period in exchange for a lock-up agreement on all 284,000 shares of Rubicon common stock currently held by Mr. Newman for a period of two years expiring on March 15, 2010.

On June 2, 2008, GBI entered into a five (5) year employment agreement with Grant Bettingen, the former principal and shareholder of GBI. Pursuant to the agreement, Mr. Bettingen will receive annual compensation of $120,000 during the first year of the agreement. For each subsequent year, the annual compensation will increase at a rate of 10% per annum. In addition, Mr. Bettingen was granted 500,000 options to purchase Rubicon’s common stock at a price of $1 per share for a period of five (5) years as a signing bonus. The fair value of the options using the Black-Scholes pricing model was $699,764. The options are fully vested and Rubicon recorded the full value as executive compensation as of December 31, 2008.

On June 24, 2008, Rubicon issued a total of 17,500 shares of its restricted common stock to its Board of Director’s as compensation for their services. The fair value of the shares issued was $28,000 and has been expensed as of December 31, 2008.

NOTE 9 – Fixed Assets
Fixed assets as of consisted of the following:

	December 31,
	2007	2006
Furniture	$50,821	$18,318
Equipment	188,905	55,419
Software	30,998	-
Accumulated depreciation	(134,565)	(14,633)
	$136,159	$59,104

During the years ended December 31, 2008 and 2007, the Company recorded depreciation expense of $37,578 and $13,964, respectively.

NOTE 10 – Notes payable
Short-term debt consists of the following at December 31, 2008 and 2007:

	December 31,
	2007	2006
Demand note payable to an officer and shareholder for $4,500, unsecured, non-interest bearing and due on demand	$4,500	$4,500

Capital lease obligation, maturing October 2009	12,223	-0-

Promissory note to a related party for $156,039, unsecured, interest at 10%, due upon demand	-0-	156,039
	$16,723	$160,539

Interest expense for the year ended December 31, 2008 and 2007 was $3,801 and $7,295 respectively. Interest payable to a related party was $11,239 and $15,602 as of December 31, 2008 and 2007, respectively.

NOTE 11 – Income taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method.   SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  At December 31, 2008, the Company had approximately $9,784,010 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2018-2022.

The provision for income taxes consist of the following:

	As of December 31,
	2008	2007
Current tax	$-0-	$-0-
Change in valuation allowance	(486,356)	(574,867)
Benefits of operating loss carryforwards	486,356	574,867
Provision for income tax	$-0-	$-0-

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2008. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.
Description	NOL Balance	Tax	Rate
Net operating loss	$9,784,010	$3,326,563	34%
Valuation allowance		(3,326,563)
Deferred tax asset		$-0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2008.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2008	2007
Federal and state statutory rate	34%	34%
Change in valuation allowance on deferred tax assets	(34%)	(34%)
	-	-

NOTE 12 – Stockholders’ equity
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

2007
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

On March 1, 2007, the Company issued 2,300,000 shares of its common stock as a signing bonus pursuant to an employment agreement with its executive vice president of business development, Mr. Tomas Jandt. The Company recorded executive compensation totaling $2,760,000, the fair value of the underlying shares. The value of the common stock will be amortized over the term of the agreement on a straight-line basis. During the year ended December 31, 2008, Mr. Jandt redirected his employment endeavors towards other opportunities as a result, Rubicon expensed the remaining unamortized balance of Mr. Jandt’s prepaid equity compensation totaling $1,993,333. As of December 31, 2008, $0 remained in unamortized shares issued for services.

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

On June 15, 2007, the Company completed its stock purchase agreement and purchased 24 shares of common stock of AIS Financial, Inc. (AIS). Pursuant to the agreement, the Company issued 100,000 shares of its common stock valued at $245,000 and $125,000 in cash in exchange for 24.9% of the outstanding securities of AIS at the date of closing. The closing is contingent upon the approval of the Continuance in Membership Application (CMA) with the Financial Industry Regulatory Authority (FINRA) for the change in management. On June 3, 2008, Rubicon cancelled the 100,000 shares pursuant to a “Stock Re-Purchase Agreement” with AIS.

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

2008
On April 8, 2008, Rubicon issued 45,000 shares of its common stock pursuant to previously received subscription agreements.

During the year ended December 31, 2008, Rubicon issued 85,000 shares of its common stock pursuant to subscription agreements for cash totaling $170,000 or $2 per share. Rubicon paid fees in connection with the sale of its common stock totaling $26,000, which was deducted from the proceeds.

During the year ended December 31, 2008, Rubicon issued 5,000 shares of its common stock to an employee as a bonus for past services. The fair value of the shares on the date of grant was $10,000, which was expensed as additional compensation.

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

On June 3, 2008, Rubicon entered into an agreement for the cancellation of 100,000 shares previously issued as partial consideration for its purchase of 24.9% of the total outstanding shares of AIS pursuant to the Share Repurchase and Settlement Agreement. As of December 31, 2008 the shares had not been cancelled.

On June 24, 2008, Rubicon issued 17,500 shares of its restricted common stock to its Board of Director’s for their services. The fair value of the shares was $28,000 and expensed as of June 30, 2008.

During the year ended December 31, 2008, we issued 62,500 shares of Series A Convertible Preferred stock to individuals for cash totaling $125,500. In addition, we paid financing costs in the amount of $12,500 to our wholly owned subsidiary GBI, which has been recorded to paid in capital as of December 31, 2008.

NOTE 13 – Warrants and options
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

On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with the chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share. The aggregate fair value of the option grant totaled $1,299,325. As of December 31, 2008 and 2007, $433,108 was expensed as executive compensation in each year and $433,108 remained in unamortized shares issued for services. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 4.70% risk free rate, 295% volatility, and an expected life of the option of 5 years.

On February 1, 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to its employment agreement between RFIS, its newly acquired wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. As of December 31, 2008, no options had vested. The holder will have the right to purchase up to 300,000 shares of the Company’s common stock at an aggregate purchase price of $735,000 or $2.45 per share.

On May 11, 2007, the Company granted options to purchase up to 200,000 shares of its common stock pursuant to its employment agreement between RREM, its newly acquired wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $2.00 of net income generated by RREM at the end of each fiscal year, based upon the RREM’s audited financial statements. As of December 31, 2008, no options had vested. The holder will have the right to purchase up to 200,000 shares of the Company’s common stock at an aggregate purchase price of $200,000 or $1.00 per share.

On December 26, 2007, the Company granted options to purchase up to 500,000 shares of its common stock to its principal financial officer as a bonus for services received during the year ended December 31, 2008. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $1,250,000 or $2.50 per share. The aggregate fair value of the option grant totaled $1,499,990 and was expensed as executive compensation. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 3.72% risk free rate, 399% volatility, and an expected life of the option of 5 years.

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

A summary of stock options and warrants as of December 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/07:	-	$-	100,000	$3.00
Granted	1,500,000	1.79
Cancelled	-
Exercised	-
Outstanding as of 01/01/08:	1,500,000	$1.79	100,000	$3.00
Granted	500,000	1.00	-	-
Cancelled	(200,000)	1.00	-	-
Exercised	-	-	-	-
Outstanding as of 12/31/08:	1,800,000	$1.66	100,000	$3.00
Vested as of 12/31/08:	1,500,000	$1.79	100,000	$3.00

NOTE 14 – Operating Segments

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

	The Years Ended
	December 31,
	2008	2007
Net Revenue
Insurance services	$362,091	$249,064
Mortgage services	183,458	59,872
Brokerage services(1)	4,366,541	-
	4,912,090	308,936

Operating expenses
Insurance services	513,920	378,750
Mortgage services	312,501	274,214
Brokerage services(1)	4,555,675	-
Corporate	4,273,878	7,506,269
	9,655,974	8,159,233

Net operating (loss)	$(4,743,884)	$(7,850,297)

(1)	Represents the period from June 2, 2008 (the date of the GBI acquisition through December 31, 2008.

NOTE 15 – Commitments

Employment agreements

On March 27, 2008, Rubicon entered into an employment agreement with its President, Terence Davis. Pursuant to the agreement, Mr. Davis shall receive annual compensation in the amount of $96,000 commencing on April 1, 2008 and expiring on March 31, 2009. On November 15, 2008, Mr. Davis retired from his position with Rubicon and the employment agreement was nullified.

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

Lease agreements
The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2008:

2009	190,986
2010	15,915
Total	$267,171

Rent expense is included in general and administrative expense and totaled $227,484 and $214,824 for the years ended December 31, 2008 and 2007, respectively.

NOTE 16 – Net capital requirement
The Company’s wholly owned subsidiary, GBI, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2008, GBI had net capital of $193,726 and was $93,726 in excess of its required net capital of $100,000.

NOTE 17 – Business Combination Achieved in Stages
On June 2, 2008 we completed our June 28, 2007 Agreement and Plan of Merger with Grant Bettingen, Inc. (“GBI”), a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”), by completing the acquisition of 100% of the outstanding common stock of GBI for a total purchase price of $3,229,364.  On September 7, 2007 we entered into a stock purchase agreement whereby we agreed to purchase a 15% interest in GBI for cash totaling $360,000. We had accounted for our investment as “Available for Sale” as required by FAS 115. On March 7, 2008, we entered into Amendment No. 3 to the Merger Agreement whereby GBI agreed to sell an additional 6% of its outstanding shares prior to the closing for a purchase price of $400,000. We paid $312,500 towards to additional interest leaving a balance owed of $87,500 which was eliminated by GBI upon closing of the merger.

During the acquisition phases of the Agreement and Plan of Merger, our interest in GBI initially consisted of 15% of the total outstanding shares, amendment number three (3) increased our interest in GBI to 21% with the purchase of an additional 6% interest. Upon completion of the continuation in management process with FINRA, we acquired the remaining 79% of the total outstanding shares in exchange for $789,364 in cash and 1,200,000 shares of our common stock. During the acquisition stages, we have adjusted accounting treatment of our investment in GBI initially from “Available for Sale” to the equity method as required by SFAS 115. As a result, we have expensed $315,000 of previously unrecognized other comprehensive losses and recorded minority interest losses in the amount of $43,403 resulting in a net investment of $2,870,961.

NOTE 17 – Business Combination Achieved in Stages (continued)
Pursuant to SFAS 141 (R), we have recognized the identifiable assets acquired and the liabilities assumed as follows:

At June 2,
2008
Consideration
Cash	$789,364
Equity instruments (1,200,000 common shares of RBCF1)	1,680,000
Fair value of total consideration transferred	2,469,364
Fair value of RBCF’s equity interest in GBI prior to combination	401,597
$2,870,961

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$887,422
Property, plant and equipment	62,517
Identifiable intangible assets – Customer relationships2 (See Note 4)	2,403,671
Financial liabilities	(482,649)
Total identifiable net assets	$2,870,961

1 The fair value of the 1,200,000 common shares issued as part of the consideration paid for 79% GBI was determined on the basis of the closing market price of RBCF’s common shares on the acquisition date.

2 We have allocated the consideration paid in excess of the fair value of assets acquired and liabilities assumed towards the identifiable intangible customer relationships acquired. The estimated net future cash flows from these relationships are estimated to be approximately $3,250,000 annually based on the assets under management at the time of acquisition.

The amounts of GBI’s revenue and expenses included in RBCF’s consolidated income statement for the year ended December 31, 2008, and the unaudited revenue and expenses of the combined entity had the acquisition date been January 1, 2008 or January 1, 2007 are:

	Revenue	Expenses
Actual from June 3, 2008 to December 31, 2008	$4,366,541	$4,346,889
Supplemental pro forma from
January 1, 2008 to December 31, 2008	$6,328,987	$6,553,190
Supplemental pro forma from
January 1, 2007 to December 31, 2007	$6,059,650	$10,154,164

We believe the acquisition will significantly enhance our financial services platform by enabling our ability to offer a broad range of services.  We further deem the synergies that exist between investment activities, insurance requirements and the current real estate environment, will create an opportunity for cross revenue generation for all of our financial service platforms.

NOTE 18 – Subsequent Events

On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by Mr. Todd Vande Hei, a director, executive officer and current shareholder. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. As of the date of this filing, the shares remain unissued.

On March 6, 2009, the SEC issued an Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934. Making Findings, and Imposing Remedial Sanctions as to Grant Bettingen, Inc. (“GBI Order:), our broker-dealer subsidiary; and an Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions as to M. Grant Bettingen (“Bettingen Order”), the former chairman and former Managing Director of Investment Banking for GBI. The GBI Order censured GBI and required GBI to pay disgorgement and prejudgment interest totaling $97,135. GBI consented to the issuance of the GBI Order without admitting or denying any of the findings in the GBI Order. The Bettingen Order required Bettingen to pay a $35,000 civil penalty. The Order also barred Bettingen from associating in a supervisory capacity with any broker or dealer with a right to reapply after three years. Bettingen consented to the issuance of the Bettingen Order without admitting or denying any of the findings in the Bettingen Order.

Effective March 13, 2009, Mr. Bettingen was removed as chairman of GBI and terminated as the Managing Director of Investment Banking for GBI.

Item 9.               Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T).            Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Joseph Mangiapane, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.
Chief Executive Officer, President and Principal Financial Officer

Item 9B.               Other Information.

On March 26, 2009, we issued a press release disclosing a corporate update and the execution of a non-binding letter of intent to acquire a commodity trading and services company. A copy of the press release is attached hereto as Exhibit 99.2.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of Rubicon’s executive officers and directors.

Name	Age	Title(s)
Joseph Mangiapane, Jr.	43	Chief Executive Officer, President, Principal Financial Officer and Chairman
Todd Vande Hei	41	Interim Chief Operating Officer and Director
Thomas Jandt	39	Executive Vice President of Business Development
Suzanne Herring	44	Director
Terence A. Davis(1)	61	Former President and Former Director
Brad Bunch(2)	65	Former Director
James Udel(3)	49	Former Director
Craig Triance(4)	47	Former Director

(1)
Effective November 15, 2008, Mr. Davis retired to pursue other business interests, thereby resigning as our president and principal financial officer. Further, on February 1, 2009, Mr. Davis resigned as a member of our board of directors.

(2)	On February 1, 2009, Mr. Bunch resigned as a member of our board of directors.
(3)	On February 1, 2009, Mr. Udel resigned as a member of our board of directors.
(4)	On June 28, 2008, Craig Triance resigned as a member of our board of directors

Joseph Mangiapane, Jr. is the Chief Executive Officer, President and Principal Financial Officer and has been the Chairman of the Rubicon’s Board of Directors since September 2006. In 2009, Mr. Mangiapane began to operate as a FINRA registered broker/dealer for Grant Bettingen, Inc., a wholly owned subsidiary of Rubicon. Further, Mr. Mangiapane was a senior registered options principal, compliance registered options principal, and a registered representative with Advantage Investment Strategies, Inc., and a FINRA registered broker/dealer from 2005 to 2007. From 1992 to 2000, Mr. Mangiapane was a stockholder, senior registered options principal, compliance registered options principal, and a registered representative with Tradeway Securities Group in Irvine, California. From 1987 to 1989, Mr. Mangiapane was employed with Paine Webber’s Sexton Group, and from 1986 to 1987 at Drexel Burnham Lambert. Mr. Mangiapane owned and managed a restaurant in Orange County California from 2000 to 2004.  Mr. Mangiapane’s father was a founder of Dial-A-Cup, a wholly owned subsidiary of Rubicon.

Todd Vande Hei is Interim Chief Operating Officer and has been a Director of the Registrant since July 2007 and serves on the Audit Committee and the Governance, Compensation and Nominating Committee.  He is currently a manager and member of several Real Estate related LLC’s, including Bootstrap Real Estate Investments, LLC, and Real Estate holding, new construction, and property management. From 1998 through 2005 he held the following positions at Fabrica International (Santa Ana, CA), a Carpet and Rug Manufacturer, Distributor, Importer/Exporter, and a wholly-owned subsidiary of The Dixie Group (Chattanooga, TN), including Officer and Vice President of The Dixie Group: President, Vice President of Sales, and Regional Manager. From 1995 to 1998 he was the owner-operator of a Manufacturers’ Agency in the Flooring Industry and a Regional Vice President of Shaw Industries, a division of Berkshire Hathaway. From 1992 to 1995 he held the position of Group President for College Craft Enterprises, managing the Chicago Metropolitan Area’s Operations, Sales and Marketing. From 1990 to 1992 Mr. Vande Hei worked in Sales for Fabrica International. He is a graduate of the Leadership for Extraordinary Performance Program at the University of Virginia’s Darden School of Business and was a trainer at The Dixie Group’s Leadership Legacy Program. In 1990 he graduated from St. John’s University with a B.A. in Management.

Thomas E. Jandt is Executive Vice President of Business Development of Rubicon Financial since March 2007. Mr. Jandt has over 15 years experience in the financial services markets, serving as an officer, director and manager for corporations in the equity markets and is currently licensed as a stockbroker and investment banker.  Prior to joining Rubicon, Mr. Jandt was the founder and head of Investment Banking of The Private Client Group, established in 1995, offering securities through Tradeway Securities Group, Inc. Mr. Jandt currently operates The Private Client Group as CEO, now offering securities through Advantage Investment Strategies, Inc. The Private Client Group has successfully managed over $400 million dollars in assets over the past 10 years and has raised over $56 million dollars of investment capital through its investor network. Additionally, Mr. Jandt is the Founder and CEO of Accelerate-Financial, Inc., a business development corporation, which was organized in 2003 for the purpose of assisting businesses with marketing, management and creating an appropriate capital structure for companies seeking financing through capital markets.  Mr. Jandt is also the Chairman & Founder of Champions & Heroes, a non-profit 501 c 3 charitable foundation. Mr. Jandt has also served the boards of IPO Protocol.com, Grad Products, Inc., Accelerate-Financial, Inc., PCG Investments, LLC, the Palm Springs Celebrity Golf Classic, Cultural Integration, LLC, Quick Close Loans and U.S. Member Plan.  Mr. Jandt was educated at Cal Poly San Luis Obispo.

Suzanne Herring has been a Director of Rubicon since March 2007 and serves on the Audit Committee and act as our Audit Committee Financial Expert. Ms. Herring has over 19 years of financial, private and public accounting experience. Ms. Herring has worked as an auditor of public and non-public companies and has served as a chief financial officer for multiple businesses. Further, Ms. Herring has a broad individual and corporate taxation background. Since February 2008, Ms. Herring has been president of Accuity Financial Inc., a Las Vegas, Nevada based consulting firm providing contract CFO services and internal control compliance and implementation to publicly traded small business issuers. From February 2005 to February 2008, Ms. Herring was president of Accuity Financial Services, Inc. (f/k/a Opus Pointe), a Las Vegas, Nevada based consulting firm. In addition, from 1995 to present, Ms. Herring has owned and operated American West Financial Services, a Las Vegas, Nevada based financial and taxation consulting firm. From 2003 through 2005, Ms. Herring was an auditor for a Las Vegas, Nevada based CPA firm, Beckstead and Watts, LLP. Prior to joining Beckstead and Watts, Ms. Herring served as the Chief Financial Officer for a Las Vegas, Nevada based commercial development and construction company. From 1993 to 1995, Ms. Herring served as a staff accountant for Piercy, Bowler, Taylor & Kern CPAs, a Las Vegas, Nevada based CPA firm.

Terence A. Davis served as our President from February 2004 until his retirement on November 15, 2008. In addition, Mr. Davis was a Director of Rubicon from February 2004 until February 2009 and served on its Governance, Compensation and Nominating Committee and was Chairman of its Audit Committee.  Mr. Davis owned and operated Golden Saw Construction from 1986 to 2004.  From 1991 through 1997 Mr. Davis served as President and a Director of InvestAmerica, Inc., a Nevada company.  He has degrees in Business Administration and Accounting from Oklahoma State.

Brad L. Bunch served as a Director of Rubicon from February 2004 until February 2009 and was Chairman of its Governance, Compensation and Nominating Committee.  Mr. Bunch received his Juris Doctor from the University of San Diego School of Law in 1969.  From 1982 to the present, Mr. Bunch has served as the CEO and Managing Director of Automotive Systems Group, Inc. in Alhambra, California.  From 1981 to the present, Mr. Bunch has served as Counsel for the Law Offices of McCollum & Bunch in Fresno, California.  The law office deals with all phases of business transactions, mergers and acquisitions, environmental issues, corporate, joint ventures, with emphasis on business solutions.

James Udel served as a Director of Rubicon from February 2004 until February 2009.  Mr. Udel received his BA in Photojournalism from Tarrant County College in Ft. Worth, Texas in 1982.  Mr. Udel is the owner of Udel Brothers Studios, a photography company since 1985.  From 1980 to the present Mr. Udel has worked for Mark Brinbaum Productions in Dallas, Texas.  Mr. Udel has shot stills on over 100 commercials, including Six Flags, Dr. Pepper, Pizza Hut, Dallas Cowboys and Ford Motor Company.

Craig Triance served as a Director of Rubicon from February 2004 through June 2008.  Mr. Triance received his Juris Doctor from the J.D. Loyola Law School of Los Angeles, California in 1992.  From 1995 to the present Mr. Triance has served as the Principal Attorney for the Law Offices of Craig Triance in San Dimas, California.  Mr. Triance’s legal background includes civil and probate litigation, estate planning and probate.  Mr. Triance has also formed and served as general counsel for several dozen California and Nevada corporations.  From 2000 through 2003, Mr. Triance wrote a monthly legal matters column for the San Dimas Community News.  He co-founded and operates Cambridge Financial Consultants, LLC, a mortgage company located in El Monte, CA.

Limitation of Liability of Directors

Pursuant to our Certificate of Incorporation, we have agreed to indemnify our directors to the fullest extent permitted by Delaware General Corporate Law.  Under General Delaware Corporate Law, other than in actions brought by or in the right of the corporation, such indemnification would apply if it were determined in the specific case that the proposed indemnity acted in good faith and in a manner such person reasonably believed in or not opposed to be in the best interests of the corporation and, with respect to any criminal proceeding, if such person had no reasonable cause to believe that the conduct was unlawful.  To the extent that any director has been successful on the merits or otherwise in defense of any action, suit, proceeding, as discussed herein, whether civil, criminal, administrative, or investigative, such person must be indemnified against reasonable expenses incurred by such person in connection therewith.  A Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct or a knowing violation of law by a director.  Additionally, General Delaware Corporate Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director’s breach of his duty of care.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

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

None of our executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2008; however, Mr. Bettingen, a beneficial owner, did not file any Section 16(a) reports.

Board of Directors

Our board of directors currently consists of three members. Our board of directors has affirmatively determined that none of them are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a governance, compensation and nominating committee. Each of those committees has the composition and responsibilities set forth below.

Audit Committee

On February 15, 2007, we established and appointed Mr. Davis and Ms. Herring as the initial members to the audit committee of our board of directors. Further, in June of 2008, Mr. Vande Hei was appointed to serve as a member of the audit committee. Mr. Davis resigned as a director in February 2009, leaving Ms. Herring and Mr. Vande Hei to serve as the members of the audit committee.  Currently, none of the members of the audit committee qualify as an independent director.  The board of directors has determined that Ms. Herring is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act. The audit committee held two meetings during fiscal 2008.

The audit committee has the sole authority to appoint and, when deemed appropriate, replace our independent registered public accounting firm, and has established a policy of pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firm. The audit committee has, among other things, the responsibility to evaluate the qualifications and independence of our independent registered public accounting firm; to review and approve the scope and results of the annual audit; to review and discuss with management and the independent registered public accounting firm the content of our financial statements prior to the filing of our quarterly reports and annual reports; to review the content and clarity of our proposed communications with investors regarding our operating results and other financial matters; to review significant changes in our accounting policies; to establish procedures for receiving, retaining, and investigating reports of illegal acts involving us or complaints or concerns regarding questionable accounting or auditing matters, and supervise the investigation of any such reports, complaints or concerns; to establish procedures for the confidential, anonymous submission by our employees of concerns or complaints regarding questionable accounting or auditing matters; and to provide sufficient opportunity for the independent auditors to meet with the committee without management present.

Governance, Compensation and Nominating Committee

On January 15, 2007, we established and appointed Mr. Davis and Mr. Bunch as the initial members to the governance, compensation and nominating committee and approved the committee’s charter. Further, in June of 2008, Mr. Vande Hei was appointed to serve as a member of the committee. Messrs. Davis and Bunch resigned as directors in February 2009, leaving Mr. Vande Hei to serve as the sole member of the committee.  The governance, compensation and nominating committee is responsible for, among other things; identifying, reviewing, and evaluating individuals qualified to become members of the board, setting the compensation of the Chief Executive Officer and performing other compensation oversight, reviewing and recommending the nomination of board members, and administering our equity compensation plans. The governance, compensation and nominating committee held one meeting during fiscal 2008.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of Rubicon. Our Code of Ethics is attached hereto as Exhibit 99.1 to this Annual Report. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. Contact Joseph Mangiapane, Jr. at 949-798-7220 to request a copy of the Code or send your request to Rubicon Financial Incorporated, Attn: Joseph Mangiapane, Jr., 4100 Newport Place, Suite 600, Newport Beach, California  92660. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2008 and 2007 for our chief executive officer and other executive officers, whom we refer to throughout this report as our named executive officers, whose total compensation exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)		Restricted Stock Awards ($)	All Other Compen-sation ($)		Total ($)

Joseph Mangiapane, Jr. (1)	2008	$108,000	--		$433,108		$6,760	$12,000		$559,868
Chief Executive Officer/President	2007	108,000	--		1,299,325	(2)		12,000	(3)	1,419,325
Principal Financial Officer

Terence Davis(4)	2008	60,000	--			--	6,760	--		66,760
Former President and Principal Financial Officer	2007	--	--		1,499,990	(5)		--		$1,499,990

Thomas Jandt	2008		2,065,555							2,065,555
Senior Vice President of Business Development	2007	--	866,667	(6)	--			1,993,333	(7)	2,860,000

(1)
Mr. Mangiapane commenced his employment with Rubicon in September 2006 and began receiving compensation on January 1, 2007.  We agreed to pay Mr. Mangiapane a monthly salary of $9,000 pursuant to his employment agreement.

(2)
On January 1, 2007, Rubicon granted options to purchase up to 500,000 shares of its common stock at $1.00 per share for five years to Mr. Mangiapane pursuant to his employment agreement. The aggregate fair value of the option grant totaled $1,299,325, which represents the estimated total fair market value of stock options granted to Mr. Mangiapane under SFAS 123R, as discussed in Note 13 to the audited financial statements included in this report. As of December 31, 2008, $433,108 was expensed as executive compensation and $433,108 remained in unamortized shares issued for services.

(3)	Represents Mr. Mangiapane’s $1,000 per month automobile allowance paid in accordance with his employment agreement.
(4)	Mr. Davis retired on November 15, 2008.
(5)
On December 26, 2007, Rubicon granted options to purchase up to 500,000 shares of its common stock at $2.50 per share for five years to Mr. Davis as a bonus. This amount represents the estimated total fair market value of stock options granted to Mr. Davis under SFAS 123I, as discussed in Note 7 to the audited financial statements included in this report.

(6)
Mr. Jandt commenced his employment with Rubicon on March 1, 2007 and Rubicon paid him $100,000 in cash and issued 2,300,000 shares of its common stock as a signing bonus pursuant to his employment agreement. Rubicon recorded executive compensation totaling $2,760,000, the fair value of the underlying shares. The value of the common stock will be amortized over the term of the agreement on a straight-line basis. During the year ended December 31, 2008, the executive compensation totaled $2,065,555. As of December 31, 2008, $0 remained in unamortized shares issued for services.

Grants of Plan-Based Awards in Fiscal 2008

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of December 31, 2008.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Joseph Mangiapane, Jr.	500,000	-	$1.00	12/31/11

Terence Davis(1)	500,000	-	$2.50	02/13/09(1)

Thomas Jandt(2)	-	-	-	-

(1)	Mr. Davis retired on November 15, 2008; as a result, his options expired on February 13, 2009.
(2)	Mr. Jandt did not have any unexercised options; stock that has not vested; or equity incentive plan awards as of December 31, 2008.

Option Exercises for 2008

There were no options exercised by our named executive officers in fiscal 2008.

Executive Employment Agreements

Joseph Mangiapane, Jr.:

On January 1, 2007, Rubicon entered into an employment agreement with Joseph Mangiapane, Jr., its Chief Executive Officer.  The Employment Agreement provides for a term commencing on January 1, 2007 and expiring on December 31, 2010, with an automatic two year renewals unless otherwise terminated as described in the agreement.  Mr. Mangiapane is entitled to the following compensation pursuant to the Employment Agreement.

•	Rubicon has agreed to pay Mr. Mangiapane a base salary of $9,000 per month with yearly adjustments being determined by specified criteria and our board of directors.
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

•	Mr. Mangiapane will be eligible to participate in Rubicon’s Stock Option Plan and Stock Purchase Plan during the term of his employment.
•
In the event Rubicon terminates Mr. Mangiapane’s employment agreement without “cause” (as defined in the Employment Agreement) or Mr. Mangiapane resigns with “good reason” (as defined in the Employment Agreement), Mr. Mangiapane shall be entitled to receive, through the end of the term his base salary and incentive compensation.

•
If the Employment Agreement is terminated for “cause” (as defined in the Employment Agreement), Mr. Mangiapane shall receive his base salary and incentive compensation through the date of termination.  However, if a dispute arises between Rubicon and Mr. Mangiapane that is not resolved within 60 days and neither party initiates arbitration, we have the option to pay Mr. Mangiapane a lump sum of 6 months base salary as “severance payment” rather than pay Mr. Mangiapane’s salary and incentive compensation through the date of termination.

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

•	In the event Mr. Mangiapane dies during the term of the Employment Agreement, Rubicon will pay to the estate of Mr. Mangiapane his incentive compensation and his base salary for a period of 6 months.

Thomas Jandt:

On March 1, 2007, Rubicon entered into an employment agreement with Thomas Jandt to serve as its executive vice president of business development. The Employment Agreement is for a three-year term commencing on March 1, 2007 and expiring on February 28, 2010, with the option to renew by mutual written agreement or unless otherwise terminated as described in the agreement. Mr. Jandt will receive the following compensation pursuant to the Employment Agreement.

•
Mr. Jandt agreed to waive any salary for the services performed under this agreement until such time that we have established or acquired a subsidiary in the brokerage industry and Mr. Jandt would then become a full-time employee of such subsidiary. However, our board of directors may pay Mr. Jandt a base salary at any point during the Term of the agreement.

•
As a signing bonus, Rubicon agreed to pay Mr. Jandt a one-time cash bonus of $100,000 within five days of executing the agreement. If Mr. Jandt does not remain employed by us for the entire 36 month Original Term of the Employment Agreement, Mr. Jandt shall repay Rubicon a monthly pro-rated portion of the cash bonus equal to $2,777.78 for each month of the remaining Original Term of the Employment Agreement. (For instance, if Mr. Jandt’s employment ceases after 12 months of service, Mr. Jandt would repay Rubicon an amount equal to 24 months of the cash bonus, which equals $66,666.72.)

•	Furthermore, Rubicon agreed to issue Mr. Jandt’s nominee, PCG Investments, LLC, a signing bonus of 2,300,000 shares of its restricted common stock.
•	Mr. Jandt will be eligible to participate in Rubicon’s Stock Option Plan and Stock Purchase Plan during the term of his employment.
•	In the event Rubicon terminates Mr. Jandt’s Employment Agreement without “cause” (as defined in the Employment Agreement) Mr. Jandt will be paid his base salary, if any, for a two-month period.
•	If Mr. Jandt resigns with “good reason” (as defined in the Employment Agreement), Mr. Jandt shall be paid his base salary, if any, for a one-month period.
•
If the Employment Agreement is terminated for “cause” (as defined in the Employment Agreement), Mr. Jandt shall receive his base salary, if any, and incentive compensation through the date of termination. However, if a dispute arises between Rubicon and Mr. Jandt that is not resolved within 60 days and neither party initiates arbitration, Rubicon has the option to pay Mr. Jandt a lump sum of 2 months base salary, if any, as “severance payment” rather than pay Mr. Jandt’s salary through the date of termination.

•
In the event Mr. Jandt becomes incapacitated by reason of accident, illness, or other disability whereby he is unable to carry on substantially all of his normal duties for a continuous period of 30 days, the Employment Agreement will terminate.

•	In the event Mr. Jandt dies during the term of the Employment Agreement, Rubicon will pay to the estate of Mr. Jandt any earned salary through the date of his death.

Terence Davis:

On March 27, 2008, we entered into an employment agreement with Terence Davis, our former president.  The Employment Agreement was automatically terminated upon Mr. Davis’ retirement on November 15, 2008.

Todd Vande Hei:

On February 5, 2009, in accordance with the engagement of Todd Vande Hei, a current director of the Registrant, to provide Interim Non-Employee COO services for the Registrant, the Registrant entered into an interim COO agreement with Bootstrap Real Estate Investments, LLC, whereby Mr. Vande Hei as the Managing Member of Bootstrap, agreed to perform the duties and responsibilities of Chief Operating Officer for the Registrant for a period of 3 months. Upon completion of minimum financing by the Registrant of $1,000,000, the Registrant has agreed to appoint Mr. Vande Hei as a fulltime employee as the Registrant’s COO. If the financing is not achieved then the term of the agreement is to last 3 months from the date of execution. The Registrant agreed to issue Bootstrap 120,000 shares of restricted common stock for all services rendered by Mr. Vande Hei under the Agreement. In addition, Mr. Vande Hei will be eligible for certain to be determined bonuses during the term of the Agreement.

Change in Control Arrangements

Rubicon has entered into an employment agreement with Joseph Mangiapane, Jr., its chief executive officer. This employment agreement allows for him to resign for good reason upon a change in control of Rubicon. Upon his resignation for good reason, Mr. Mangiapane would continue to receive, through the end of the Term of his Agreement, his incentive compensation in accordance with the terms and conditions of his agreement up to a cap of 6 times his annual salary and his salary at the rate then in effect. Further, Mr. Mangiapane’s stock options shall remain exercisable for the entire term of the options.

For purposes of the employment agreement, a change in control is defined as:

(i) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction in a transaction approved by the shareholders, or the sale, transfer, or other disposition of more than fifty percent (50%) of the total combined voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or

(ii) the sale, transfer or other disposition of all or substantially all of the our assets in complete liquidation or dissolution of our Company other than in connection with a transaction described in (i) above.

Director Compensation

The following table sets forth compensation paid to Rubicon’s board members during the year ended December 31, 2008

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Joseph Mangiapane, Jr.	-		$4,000	(1)	-	-	-		$4,000

Terence Davis(2)	-		$4,000	(1)	-	-	-		$4,000

Suzanne Herring	$8,000	(3)	$4,000	(1)	-	-	$29,180	(4)	$41,180

James Udel(2)	-		$4,000	(1)	-	-	-		$4,000

Brad Bunch(2)	-		$4,000	(1)	-	-	-		$4,000

Craig Triance(5)	-		$4,000	(1)	-	-	-		$4,000

Todd Vande Hei	-		$4,000	(1)	-	-	-		$4,000

(1)
Amount represents the estimated total fair market value of 2,500 shares of common stock issued for services as a Director in June 2008 under SFAS 123R, as discussed in Note 12 to the audited financial statements included in this report.

(2)	Messrs. Davis, Udel and Bunch resigned as members of the board of directors on February 1, 2009.
(3)	Ms. Herring was paid $1,000 per month for her services as an audit committee chair through August of 2008.
(4)	Amount includes: $29,180 in cash paid to Accuity Financial, Inc. for consulting services.
(5)	Mr. Triance resigned as a member of the board of directors on June 28, 2008.

Directors receive equity compensation of 2,500 restricted shares of common stock per year of service. Further, directors who are not employees receive compensation of $500 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may also receive grants of options to purchase shares of Rubicon common stock.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Rubicon’s knowledge, about the ownership of Rubicon’s common stock on April 14, 2009 relating to those persons known to beneficially own more than 5% of Rubicon’s capital stock and by Rubicon’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 11,979,273 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after April 14, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Rubicon’s common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
Joseph Mangiapane, Jr., Chief Executive Officer and Chairman(3)	2,791,722	(4)	22.2%
Thomas Jandt, Vice President of Business Development(3)	1,390,000	(5)	11.0%
Suzanne Herring, Director(3)	57,500		0.5%
Todd Vande Hei, Interim Chief Operating Officer and Director(3)	782,500	(6)	6.2%
Directors and Officers as a Group	5,021,722		39.9%

The Bettingen 1999 Trust U/D/T October 8, 1999 4100 Newport Place, Suite 630 Newport Beach, CA 92660	1,200,000		9.5%

American International Industries, Inc. 601 Cien Street, Suite 235 Kemah, TX 77565	1,000,000		7.9%

Timothy McDermott 4100 Newport Place, Suite 630 Newport Beach, CA 92660	900,100		7.1%
Total Beneficial Owners as a group	3,100,100		24.6%

Directors, Officers and Beneficial Owners as a Group	8,121,822		64.5%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Rubicon: 4100 Newport Place, Suite 600, Newport Beach, California 92660.
(4)	Includes 500,000 options, exercisable at $1.00 per share through December 31, 2011.
(5)	Includes 1,190,000 shares held by PCG Investments LLC, controlled by Mr. Jandt, and 200,000 shares held by Mr. Jandt’s children.
(6)	Includes 120,000 shares held by Bootstrap Real Estate Investments, LLC, controlled by Mr. Vande Hei, and 100,000 warrants, exercisable at $3.00 per share through August 23, 2009.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	1,500,000	$1.66	6,000,000

Equity compensation plans not approved by stockholders	--	--	--
Total	1,500,000	$1. 66	6,000,000	(1)

(1)
As of December 31, 2008, 1,500,000 options were available for issuance under our 2007 stock option plan and 4,500,000 options/shares were available for issuance under our 2007 acquisition stock plan. In addition, Mr. Davis, our former president, was granted 500,000 options that expired 90 days after his retirement (02/19/09) and are now available for issuance under the 2007 stock option plan.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2008 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($38,329); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Consulting Fees Paid to Companies Controlled by a Director

Suzanne Herring, one of our directors and a member of the audit committee, is the president of Accuity Financial Services, Inc. (f/k/a Opus Pointe) and Accuity Financial Inc., both consulting services companies, which received $29,180 and $45,150, respectively, in cash compensation for services performed for Rubicon and its subsidiaries during 2008. In addition, Rubicon paid Ms. Herring $7,500 in cash for the preparation of 2007 federal tax returns. Because of the remuneration paid to Ms. Herring and the companies she controls, Ms. Herring is not deemed to be an independent director. Further, Rubicon’s board of directors has reviewed Ms. Herring’s relationships with Rubicon and has consented to the potential conflicts of interests involving Ms. Herring.

Director Independence

Our board of directors has affirmatively determined that none of our current directors are independent.

Item 14.                Principal Accountant Fees and Services.

Weaver & Martin, LLC served as our principal independent public accountants for fiscal 2008 and 2007 years. Aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by Weaver & Martin, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2008	2007

(1) Audit Fees(1)	$22,500	$46,200
(2) Audit-Related Fees(2)	13,500	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$36,000	$46,200

(1)
Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of our consolidated financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

(2)
Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.

(3)	Tax fees consist of fees related to the preparation and review of our federal and state income tax returns.

(5)           Audit Committee Policies and Procedures

Our Audit Committee pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules, as outlined in the Audit Committee charter. The members of the Audit Committee then make a determination to approve or disapprove the engagement of Weaver & Martin for the proposed services. In fiscal 2008, all fees paid to Weaver & Martin were unanimously pre-approved in accordance with this policy.

(6)           Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Report of the Audit Committee

March 30, 2009

To the Board of Directors of Rubicon Financial Incorporated

We have reviewed and discussed the consolidated financial statements of the Corporation and its subsidiaries to be set forth in the Corporation’s 2008 Annual Report to Shareholders and at Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 with management of the Corporation and Weaver & Martin, LLC, independent public accountants for the Corporation.

We have discussed with Weaver & Martin, LLC the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” Statement on Auditing Standards No. 99, “Consideration of Fraud in a Financial Statement Audit” and Securities and Exchange Commission rules regarding auditor independence discussed in Final SEC Releases Nos. 33-8183 and 33-8183a.

We have received the written disclosures and the letter from Weaver & Martin, LLC required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and have discussed with Weaver & Martin, LLC its independence from the Corporation.

Based on the review and discussions with management of the Corporation and Weaver & Martin, LLC referred to above, we recommend to the Board of Directors that the Corporation publish the consolidated financial statements of the Corporation and subsidiaries for the year ended December 31, 2008 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Corporation’s 2008 Annual Report to Shareholders.

It is not the duty of the Audit Committee to plan or conduct audits or to determine that the Corporation’s financial statements are complete and accurate and in accordance with generally accepted accounting principles; that is the responsibility of management and the Corporation’s independent public accountants. In giving its recommendation to the Board of Directors, the Audit Committee has relied on (i) management’s representation that such financial statements have been prepared with integrity and objectivity and in conformity with generally accepted accounting principles and (ii) the reports of the Corporation’s independent public accountants with respect to such financial statements.

Submitted by the members of the Audit Committee of the Board of Directors.

Suzanne Herring, Chairman
Todd Vande Hei

PART IV

Item 15.                Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b)     2. Financial Statement Schedules

None.

(c)     3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-KSB	12/31/05	3.1(ii)	04/05/06
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Employment Agreement with Thomas Jandt		8-K		10.6
10.3	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.4	Amendment No. 1 to GBI Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.5	Employment Agreement between GBI and Grant Bettingen		8-K		10.17	06/06/08
10.6	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.7	Interim COO agreement with Bootstrap Real Estate Investments, LLC dated February 5, 2009.		8-K		10.1	03/04/09
21	List of Subsidiaries	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Code of Ethics	X
99.2	Press Release dated March 26, 2009	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

By: /s/ Joseph Mangiapane, Jr.
       Joseph Mangiapane Jr., Chief Executive Officer

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer	April 14, 2009
Joseph Mangiapane Jr.	and Principal Financial Officer)

/s/ Suzanne Herring	Director	April 14, 2009
Suzanne Herring

/s/ Todd Vande Hei	Interim Chief Operating Officer & Director	April 14, 2009
Todd Vande Hei