Form 10-Q
period 2009-03-31
RUBICON FINANCIAL INC
filed 2009-05-15
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315
RUBICON FINANCIAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Newport Place
Suite 600
Newport Beach, California 92660
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
Yes  ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2009, was 12,596,563, which includes 619,790 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)	Audited
Current assets:
Cash	$246,669	$212,657
Cash – restricted	211,691	201,571
Marketable securities	513,957	530,380
Accounts receivable	508,515	481,523
Prepaid expenses	25,472	41,311
Notes receivable	124,202	124,202
Interest receivable	6,769	4,906
Total current assets	1,637,275	1,596,550

Fixed assets, net of accumulated depreciation of
$147,386 and $134,565, respectively	128,970	136,159
Other assets:
Contract advances	246,384	277,197
Deposits	27,554	38,554
Intangible assets – customer list	2,439,671	2,439,671
Total other assets	2,713,609	2,755,422

Total assets	$4,479,854	$4,488,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$319,720	$242,335
Accrued expenses	572,253	583,437
Investment obligation	487,000	487,000
Deferred revenue	138,171	147,367
Capital lease obligation	9,334	12,223
Line of credit	48,000	-
Notes payable – related party	4,500	4,500
Total current liabilities	1,578,978	1,476,862

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares
authorized, 62,500 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 11,976,773 and 11,976,773 shares issued
and outstanding as of March 31, 2009 and
December 31, 2008, respectively	11,977	11,977
Common stock owed but not issued, 619,790 and 499,790
as of March 31, 2009 and December 31, 2008, respectively	619	498
Additional paid in capital	18,098,589	17,971,575
Unamortized shares and options issued for services	(334,831)	(433,108)
Other comprehensive losses	(814,292)	(611,861)
Accumulated (deficit)	(14,061,249)	(13,927,875)
Total stockholders’ equity	2,900,876	3,011,269
Total liabilities and stockholders’ equity	$4,479,854	$4,488,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Revenue	$2,321,765	$95,220

Expenses:
Direct costs	1,792,180	13,950
Consulting	-	49,710
Professional fees	87,331	115,934
Executive compensation	252,402	442,929
General and administrative expenses	328,155	325,985
Depreciation	12,821	6,830
Total operating expenses	2,472,889	955,338

Net operating (loss)	(151,124)	(860,118)

Other income (expense):
Interest expense	(4,122)	(1,530)
Interest expense – related party	-	(3,900)
Interest income	7,093	13,195
Other income	14,779	-
Minority interest (loss)	-	(59,923)
Total other income (expense)	17,750	(52,158)

Net (loss)	(133,374)	(912,276)

Other comprehensive (loss)	-	(315,000)

Total comprehensive (loss)	$(133,374)	$(1,227,276)

Weighted average number of common shares
Outstanding – basic and fully diluted	12,056,324	11,323,253

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities	$(133,374)	$(912,276)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation	12,821	6,830
Minority interest losses	-	59,923
Amortization of prepaid share-based compensation	108,277	348,100
Shares and options issued for services	20,000	10,000
Changes in operating assets and liabilities
Accounts receivable	(26,992)	(208,770)
Prepaid expenses	15,839	8,024
Interest receivable	(1,863)	(976)
Deposits and other assets	41,813	-
Accounts payable and accrued liabilities	66,201	22,293
Investment obligation	-	(16,500)
Deferred revenue	(9,196)	16,984
Interest payable – related party	-	3,901
Net cash (used) by operating activities	93,526	(662,467)

Cash flows from investing activities
Purchase of fixed assets	(5,632)	(52,515)
Purchase of investments and securities	(88,873)	(400,000)
Net cash (used) in investing activities	(94,505)	(452,515)

Cash flows from financing activities
Proceeds from line of credit	48,000	-
Payments on capital leases	(2,889)	-
Sale of common stock	-	170,000
Net cash provided by financing activities	45,111	170,000

Net (decrease) in cash	44,132	(944,981)
Cash – beginning	414,228	1,892,541
Cash – ending	$458,360	$947,560

Supplemental disclosure
Interest paid	$4,122	$1,530
Income taxes paid	$-	$-

Shares and options issued for services	$20,000	$10,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBICON FINANCIAL INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2008.

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $133,374 for the period ended March 31, 2009.

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

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, GBI, has entered into securities clearing agreements with Penson Financial Services, Inc. and Wedbush, Morgan Securities, Inc. Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of March 31, 2009, the Company maintained deposits of $150,405 and $61,286, respectively.

NOTE 4 - Marketable securities
Investments in marketable securities primarily include shares of common stock in various companies and as available-for-sale and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. On November 27, 2007, Rubicon entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby Rubicon agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. Rubicon recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On August 8, 2008 AMIN issued a stock dividend equal to 40,000 shares of their common stock. The fair value of the dividend was $121,200. On April 4, 2009, Rubicon transferred its AMIN holdings to its subsidiary, GBI as an intercompany transaction. In addition to the AMIN securities, GBI holds various other securities as available-for-sale. On March 31, 2009, management evaluated the fair value of all securities held as available-for-sale and recorded consolidated other comprehensive losses totaling $202,431.

NOTE 5 – Notes receivable
On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and mature on April 18, 2009. The outstanding principal balance as of March 31, 2009 was $19,202. In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of March 31, 2009, Mr. Newman’s principal balances totaled $24,202 with accrued interest receivable of $ owed was $5,000 and accrued interest receivable was $1,769.

On June 3, 2008, Rubicon issued a note receivable in the amount of $100,000 to Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and is due June 1, 2009. As of March 31, 2009 the principal balance was $100,000 and accrued interest receivable totaled $5,000.

NOTE 6 – Related Party Transactions
On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by Mr. Todd Vande Hei, a director, executive officer and current shareholder. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. As of the date of this filing, the shares are unissued.

NOTE 7 – Notes payable
A summary of short-term debt consists of the following:

	March 31, 2009	December 31, 2008
Demand note payable to an officer and shareholder for $4,500, unsecured, non-interest bearing and due on demand	$4,500	$4,500

Capital lease obligation, maturing October 2009	9,334	12,223

Line of credit, secured by cash deposit, interest rate of 2.25%	48,000	-0-
	$61,834	$16,723

Interest expense for the three months ended March 31, 2009 and 2008 was $4,122 and $1,530 respectively.

NOTE 8 – Stockholders’ equity
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

The Company is authorized to issued 10,000,000 shares of Preferred Stock of which, 1,000,000 shares have been designated as Series “A”. Holders’ of the Series “A” preferred stock shall not have any voting rights, except in the case of voting on a change in the preferences of shares. In the event of any liquidation, dissolution, or winding up of the Company, the holders of shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company an amount per share equal to the sum of $2.00 for each outstanding share and an amount equal to 12% of the original series A issue price for each 12 months that has passed since the date of issuance of any shares. In addition, each share shall be convertible into shares of the Company’s common stock at a price per share of $0.50 at the option of the holder at any time following the date of issuance.

2009
On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by Mr. Todd Vande Hei, a director and current shareholder. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. The Company recorded an expense to executive compensation of $20,000 and $10,000 as unamortized shares issued for services. As of the date of this filing, the shares are unissued.

NOTE 9 – Warrants and options
A summary of stock options and warrants as of March 31, 2009 is as follows:
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/08:	1,500,000	$1.79	100,000	$3.00
Granted	500,000	1.00
Cancelled	(200,000)	1.00
Exercised	-
Outstanding as of 01/01/09:	1,800,000	$1.66	100,000	$3.00
Granted	-	-	-	-
Cancelled	(500,000)	2.50	-	-
Exercised	-	-	-	-
Outstanding as of 03/31/09:	1,300,000	$1.33	100,000	$3.00
Vested as of 03/31/09:	1,000,000	$1.00	100,000	$3.00

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

	The Three Months Ended
	March 31,
	2009	2008
Net Revenue
Insurance services	$149,747	$70,052
Mortgage services	-	25,168
Brokerage services(1)	2,172,018	-
	2,321,765	95,220
Operating expenses
Insurance services	141,732	104,850
Mortgage services	1,020	107,551
Brokerage services(1)	2,014,351	-
Corporate	315,786	742,936
	2,472,889	955,337

Net operating (loss)	$(151,124)	$(860,117)

(1)	The GBI acquisition was not consummated until June 2, 2008.

NOTE 11 – Net capital requirement

The Company’s wholly owned subsidiary, GBI, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At March 31, 2009, GBI had net capital of $287,364 and was $187,364 in excess of its required net capital of $100,000.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Quarterly Report on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

In this form 10-Q references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to Rubicon Financial Incorporated and its wholly owned operating subsidiaries, Grant Bettingen, Inc. Rubicon Financial Insurance Services, Inc., Rubicon Real Estate and Mortgages, Inc. and Dial-A-Cup, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

The Company

Rubicon Financial Incorporated, together with its wholly owned subsidiaries, provides a wide variety of products and services to a diversified group of clients and customers, which include both corporations and individuals. Our business includes security underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project financing; sales, trading, financing and market making activities in equity securities, related products and fixed income securities. We provide brokerage and investment advisory services covering various investment alternatives; financial and wealth planning; annuity and insurance products; and real estate investments and services. Rubicon, as the Parent, is continually focusing its efforts towards the integration of our existing platforms while simultaneously seeking future acquisitions in an effort to further augment a tailored financial service experience for our clientele as well as expanding the diversity of financial products available to meet their individual needs.

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008, and the first quarter of 2009, has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage or insurance services, the impact to our real estate services has been considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest growth potential. In response to the current market conditions, we have redirected a portion of the resources previously allocated to the development of our real estate and mortgage division until such time there is sufficient recognition of recovery.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2009 and 2008.

Revenue:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2009	2008	$	%
Consolidated
Revenue	$2,321,765	$95,220	$2,226,545	234%
Operating expenses	2,472,889	955,338	1,517,551	159%
Net operating (loss)	$(151,124)	$(860,118)	$708,994	83%

Our consolidated revenues increased by $2.2 million over the same period in the previous year. The increase is directly attributable to the consummation of our acquisition of GBI in June of 2008. GBI produced 94% of total revenue for the period ended March 31, 2009.

Revenue by Segment

	Three Months Ended
	March 31,		Increase/(Decrease)
	2009	2008	$	%
Revenue
Insurance services	$149,747	$70,052	$79,695	114%
Mortgage services	-	25,168	(25,168)	-
Brokerage services	2,172,018	-	2,172,018	-
Total revenue	$2,321,765	$95,220	$2,226,545	234%

Insurance Services: RFIS has experience stable growth year over year since its acquisition in 2007. As management continues to develop its reputation and expertise in the market place, we anticipate experiencing continued future growth. With the integration of our financial service platforms, our cross marketing efforts have created new business opportunities for life and annuity products within the insurance division while also introducing a new base of clientele to our brokerage and real estate divisions.

Real Estate and Mortgage Services: During the first quarter of 2009, we continued to experience the economic decline felt throughout 2008 and were unable to generated revenues through our real estate and mortgage service platform. Despite the current market conditions, we do not radically modify our existing business model but rather, we have prudently allocated our available resources towards more economically rewarding activities. It is our intension to continue to seek opportunities within this market and anticipate recognition of these efforts during mid-third quarter.

Brokerage Services: The acquisition of GBI was completed on June 2, 2008 and accordingly we have not completed a full year of consolidated operations for comparison. GBI represents our cornerstone of services and has contributed approximately 94% of our total revenue for the three months ended March 31, 2009. As our premier financial platform, it is our intention to strategically develop the existing business through increases in registered representatives, locations and product and service diversity.

Selling and Administrative Expenses:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2009	2008	$	%

Direct costs	$1,792,180	$13,950	$1,778,230	1275%
Consulting	-	49,710	(49,710)	-
Professional fees	87,331	115,934	(28,603)	(25)%
Executive compensation	252,402	442,929	(190,527)	(43)%
General expenses	328,155	325,985	2,170	1%
Depreciation	12,821	6,830	5,991	88%
Operating expenses	$2,472,889	$955,338	$1,517,551	159%

Operating expenses increase 159% overall compared to the same period of the previous year. The most notable change is that of our direct operating expenses which increase 1275% as a result of the direct expenses attributable to the brokerage firm primarily consisting of commissions and fees paid on trading activities. These costs have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

RFIS:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2009	2008	$	%
Insurance services
Direct costs	$60,133	$13,675	$46,458	340%
Consulting	-	3,000	(3,000)	-
Professional fees	1,856	9,000	(7,144)	(80)%
Executive compensation	15,000	15,000	-	-
General expenses	64,578	64,010	568	1%
Depreciation	165	165	-	-
Operating expenses	$141,732	$104,850	$36,882	36%

RFIS remained consistent quarter over quarter in overall operating expenses while their direct expenses increased 340%. Our direct expenses include commissions on policies written and therefore maintain a dependent relationship to revenue and will fluctuate accordingly. Our increase of $46,458 was an anticipated result from the corresponding revenue growth of $79,695.

RREM:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2009	2008	$	%
Mortgage services
Direct costs	$-	$275	$(275)	-
Consulting	-	1,710	(1,710)	-
Professional fees	-	3,000	(3,000)	-
Executive compensation	-	35,318	(35,318)	-
General expenses	808	67,036	(66,228)	(99)%
Depreciation	212	212	-	-
Operating expenses	$1,020	$107,551	$(106,531)	(99)%

In our efforts to mitigate potential losses arising from the expending of resources in an economically challenged environment, we have temporally redirected resources towards endeavors with a greater potential of economic success. As a result there are significant changes in the operational expenses of RREM over its previous period in 2008. It is our intention to continue to monitor the real estate market, as improvements in stability become identifiable, we will move forward with the continued implementation of our original business model.

GBI:
On June 2, 2008, we consummated our staged acquisition of GBI. We have included the revenue and expenses of GBI from the date of acquisition through December 31, 2008 and for the three months ended March 31, 2009 in our unaudited condensed consolidated financial statements. We expect the amounts recognized in the periods ended December 31, 2008 and March 31, 2009 to be indicative of future operating expenses.

The amounts consolidated from the activities of GBI are as follows:

	Three Months Ended	Acquisition to
	March 31, 2009	December 31, 2008
Brokerage services
Direct costs	$1,732,047	$3,536,277
Consulting	-	(101,803)
Professional fees	9,270	47,185
Executive compensation	59,625	203,639
General expenses	209,420	866,209
Depreciation	3,989	4,168
Operating expenses	$2,014,351	$4,555,676

Other income and (expense)

	Three Months Ended
	March 31,		Increase/(Decrease)
	2009	2008	$	%
Consolidated
Interest income	$7,093	$13,195	$(6,102)	(47)%
Interest (expense)	(4,122)	(5,430)	(1,308)	(24)%
Other income	14,779	-	14,779	-
Minority interest (loss)	-	(59,923)	(59,923)	-

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 47% decline in interest income as a direct result of our depletion of cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

We have recorded $14,779 in other income attributable to sub-leased office space.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital.  During 2008, we raised $256,500 net of financing costs of $38,500, through two private placements and as of March 31, 2009 we had available cash of $246,669. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through June 30, 2009. Consequently, in addition to cash generated from operations, we will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

We have experienced significant changes in our staffing and executive management team as a result of our 2007 and 2008 business acquisitions. Historically we have relied on outside consultants to fulfill the needs of the Company while also relying heavily on our CEO, Joseph Mangiapane, Jr. whom we have a full time employment agreement with. As we have achieved milestones in our growth projections, it has become financially prudent to increase our internal staff to satisfy the operational needs of our business. We have therefore entered into an employment agreement with Todd Vande Hei, a current director and shareholder to act as our interim COO while we seek candidates for a more permanent role with the Company. In addition to our current executives, we also employee two full-time support persons, to assist in the operational activities.

At our subsidiary levels, we have increased our number of employees to a level which satisfies our current requirements in an economically sensible manner. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee two executives and six administrative staff within GBI. RFIS is staffed with one executive, four agents and two administrative support persons. Due to the dramatic downturn in the real estate markets, we are currently staffed with a single executive who also acts as our broker of record.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	March 31,	December 31,	Increase / (Decrease)
	2009	2008	$	%
Current Assets	$1,637,275	$1,596,550	$40,725	3%
Current Liabilities	1,578,978	1,476,862	102,116	7%
Working Capital	$58,297	$119,688	$(61,391)	(52)%

Prior to our transition into the financial services industry, the inventor of Dial-A-Cup’s product primarily funded our operations. As of December 31, 2008 total amounts owed in principal and interest to this individual was $221,512, which was forgiven effective December 31, 2008. The proceeds loaned were used to fund operations and for the development of a prototype of our beverage dispenser. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $246,669 in un-restricted cash on hand at March 31, 2009 will only be sufficient to sustain operations through the second quarter of fiscal 2009.  As a result, we anticipate the need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

Effective March 13, 2009, Mr. Bettingen was removed as chairman of GBI and terminated as the Managing Director of Investment Banking for GBI.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2009, we agreed to issue Bootstrap Real Estate Investments, LLC, a company controlled by Todd Vande Hei, a director, executive officer and current shareholder, 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. As of the date of this filing, the shares were unissued. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Bootstrap, through Mr. Vande Hei was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believed that Bootstrap, immediately prior to agreeing to issue the shares, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of its investment. Mr. Vande Hei had the opportunity to speak with our CEO on several occasions prior to the investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2009.

Item 5. Other Information.

On March 26, 2009, we issued a press release disclosing a corporate update and the execution of a non-binding letter of intent to acquire a commodity trading and services company. A copy of the press release was attached to our annual report on Form 10-K as Exhibit 99.2 filed on April 15, 2009.

Item 6.  Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Interim COO agreement with Bootstrap Real Estate Investments, LLC dated February 5, 2009.		8-K		10.1	03/04/09
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release dated March 26, 2009		10-K	12/31/08	99.2	04/15/09

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By:	/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: May 15, 2009