Form 10-Q
period 2009-06-30
RUBICON FINANCIAL INC
filed 2009-08-19
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2009, was 12,596,773, which includes 620,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
Assets	(Unaudited)	Audited
Current assets:
Cash	$278,216	$212,657
Cash – restricted	311,729	201,571
Marketable securities	458,302	530,380
Accounts receivable	557,518	481,523
Prepaid expenses	48,207	41,311
Notes receivable	124,202	124,202
Interest receivable	8,632	4,906
Total current assets	1,786,806	1,596,550
Fixed assets, net of accumulated depreciation of $160,421 and $134,565, respectively	119,701	136,159
Other assets:
Contract advances	213,071	277,197
Deposits	30,554	38,554
Intangible assets – customer list	2,439,671	2,439,671
Total other assets	2,683,296	2,755,422

Total assets	$4,589,803	$4,488,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$304,495	$242,335
Accrued expenses	615,169	583,437
Investment obligation	487,000	487,000
Deferred revenue	103,995	147,367
Capital lease obligation	7,126	12,223
Line of credit	99,550	-
Notes payable – related party	5,859	4,500
Total current liabilities	1,623,194	1,476,862

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares
authorized, 62,500 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 11,976,773 and 11,976,773 shares issued
and outstanding as of June 30, 2009 and
December 31, 2008, respectively	11,977	11,977
Common stock owed but not issued, 620,000 and 499,790
as of June 30, 2009 and December 31, 2008, respectively	620	498
Additional paid in capital	18,098,532	17,971,575
Unamortized shares and options issued for services	(216,554)	(433,108)
Other comprehensive losses	(1,046,385)	(611,861)
Accumulated (deficit)	(13,881,644)	(13,927,875)
Total stockholders’ equity	2,966,609	3,011,269
Total liabilities and stockholders’ equity	$4,589,803	$4,488,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$3,113,005	$704,283	$5,434,770	$799,503

Expenses:
Direct costs	2,028,550	726,926	3,820,730	740,876
Consulting	375	65,205	375	114,915
Professional fees	61,155	49,656	148,486	165,590
Executive compensation	233,848	1,240,936	486,250	1,683,865
General and administrative expenses	596,485	381,514	924,640	707,499
Depreciation and amortization	13,035	32,190	25,856	39,020
Total expenses	2,933,448	2,496,427	5,406,337	3,451,765

Net operating income (loss)	179,557	(1,792,144)	28,433	(2,652,262)

Other income (expense):
Interest expense	(3,550)	(1,730)	(7,672)	(3,260)
Interest expense - related party	-	(3,901)	-	(7,801)
Interest income	2,052	15,540	9,145	28,735
Other income	1,546	42,841	16,325	42,841
Minority interest income (loss)	-	19,763	-	(40,160)
Total other income (expense)	48	72,513	17,798	20,355

Net income (loss)	179,605	(1,719,631)	46,231	(2,631,907)

Other comprehensive (loss)	-	-	-	(315,000)

Total comprehensive income (loss)	$179,605	$(1,719,631)	$46,231	$(2,946,907)

Weighted average number of common shares
outstanding - basic and fully diluted	11,976,773	10,093,812	11,976,773	11,518,151

Net income (loss) per share - basic and fully diluted	$0.01	$(0.17)	$0.00	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$46,231	$(2,631,907)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	25,856	39,020
Impairment of goodwill	-	-
Minority interest losses	-	40,160
Amortization of prepaid share-based compensation	216,554	698,481
Shares and options issued for services	30,000	737,764
Changes in operating assets and liabilities:
Accounts receivable	(150,121)	26,110
Prepaid expenses	(6,896)	45,053
Deposits	-	-
Employee advances	-	(8,452)
Accrued interest receivable	(3,726)	(1,130)
Accounts payable and accrued liabilities	93,892	98,231
Investment obligation	-	(104,000)
Deferred revenue	(43,372)	56,085
Accrued interest payable - related party	-	7,801
Net cash provided (used) by operating activities	216,418	(996,784)

Cash flows from investing activities
Payments on notes receivable – related party	-	(2,000)
Purchase of fixed assets	(9,398)	(63,281)
Distribution of assets – related party	-	89,716
Purchase of intangible assets	-	(762,313)
Purchase of investments	(125,756)	-
Net cash (used) by investing activities	(135,154)	(737,878)

Cash flows from financing activities
Cash acquired with mergers	-	388,610
Proceeds from line of credit	99,550	-
Payments on capital lease	(5,097)	-
Shares issued for cash	-	170,000
Net cash provided by financing activities	94,453	558,610

Net increase (decrease) in cash	175,717	(1,176,052)
Cash - beginning	414,228	1,892,541
Cash - ending	$589,945	$716,489

Supplemental disclosures:
Interest paid	$7,672	$3,572
Income taxes paid	$-	$3,750

Non-cash financing activities:
Shares and options issued for services	$30,000	$737,764
Shares issued for acquisition	$-	$1,680,000

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

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, GBI, has entered into securities clearing agreements with Penson Financial Services, Inc. and Wedbush, Morgan Securities, Inc. Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of June 30, 2009, the Company maintained deposits of $250,405 and $61,324, respectively.

NOTE 4 - Marketable securities

Investments in marketable securities primarily include shares of common stock in various companies held as available-for-sale and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. On November 27, 2007, Rubicon entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby Rubicon agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. Rubicon recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On August 8, 2008 AMIN issued a stock dividend equal to 40,000 shares of their common stock. The fair value of the dividend was $121,200. On April 4, 2009, Rubicon transferred its AMIN holdings to its subsidiary, GBI as an intercompany transaction. In addition to the AMIN securities, GBI holds various other securities as available-for-sale. On June 30, 2009, management evaluated the fair value of all securities held as available-for-sale and recorded consolidated other comprehensive losses totaling $232,093.

NOTE 5 – Notes receivable

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and mature on April 18, 2009. The outstanding principal balance as of March 31, 2009 was $19,202. In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of June 30, 2009, Mr. Newman’s principal balances totaled $24,202 with accrued interest receivable of $2,132.

On June 3, 2008, Rubicon issued a note receivable in the amount of $100,000 to Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009. As of June 30, 2009, the principal balance was $100,000 and accrued interest receivable totaled $6,500. Rubicon has initiated collection efforts on this note.

NOTE 6 – Related Party Transactions

On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by Mr. Todd Vande Hei, a former director, former executive officer and current shareholder. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. As of the date of this filing, the shares are unissued.

NOTE 7 – Notes payable

A summary of short-term debt consists of the following:

	June 30, 2009	December 31, 2008
Demand note payable to an officer and shareholder for $4,500, unsecured, non-interest bearing and due on demand	$5,859	$4,500

Capital lease obligation, maturing October 2009	7,126	12,223

Line of credit, secured by cash deposit, interest rate of 2.25%	99,550	-0-
	$112,535	$16,723

Interest expense for the three and six months ended June 30, 2009 and 2008 was $3,550, $7,672 and $5,631, $11,061, respectively.

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

2009

On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by Mr. Todd Vande Hei, a former director and current shareholder. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. The Company recorded an expense to executive compensation of $30,000. As of the date of this filing, the shares are unissued.

NOTE 9 – Warrants and options

A summary of stock options and warrants as of June 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/08:	1,500,000	$1.79	100,000	$3.00
Granted	500,000	1.00
Cancelled	(200,000)	1.00
Exercised	-
Outstanding as of 01/01/09:	1,800,000	$1.66	100,000	$3.00
Granted	-	-	-	-
Cancelled	(500,000)	2.50	-	-
Exercised	-	-	-	-
Outstanding as of 06/30/09:	1,300,000	$1.33	100,000	$3.00
Vested as of 06/30/09:	1,000,000	$1.00	100,000	$3.00

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

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2009	2008	2009	2008
Net Revenue
Insurance services	$162,896	$74,860	$312,643	$144,911
Mortgage services	13,113	108,359	13,113	133,528
Brokerage services(1)	2,936,996	521,064	5,109,014	521,064
	3,113,005	704,283	5,434,770	799,503

Expenses
Insurance services	126,212	126,884	267,944	233,339
Mortgage services	13,171	146,512	14,191	245,244
Brokerage services(1)	2,430,558	799,235	4,500,761	799,235
Corporate	363,507	1,423,796	623,441	2,173,947
	2,933,448	2,496,427	5,406,337	3,451,765

Net operating income (loss)	$179,557	$(1,792,144)	$28,433	$(2,652,262)

(1)	The GBI acquisition was not consummated until June 2, 2008.

NOTE 11 – Net capital requirement

The Company’s wholly owned subsidiary, GBI, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2009, GBI had net capital of $629,208 and was $529,208 in excess of its required net capital of $100,000.

NOTE 12 – Subsequent Events

On July 15, 2009, the Company issued 2,500 shares of its restricted common stock to each of the members of its Board of Director’s (7,500 shares in total) for their services.

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Deciaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and Grant Bettingen, Inc. On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction. The case is currently pending.

Pursuant to FAS 165, management has evaluated all events and transactions that have occurred subsequent to the balance sheet date and has determined that there are no additional material events which have occurred as of August 19, 2009, that would be deemed significant or require recognition or additional disclosure.

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

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008, and the first half of 2009, has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage or insurance services, the impact to our real estate services has been considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest growth potential. In response to the current market conditions, we have redirected a portion of the resources previously allocated to the development of our real estate and mortgage division until such time there is sufficient recognition of recovery.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2009 and the comparable periods ended June 30, 2008.

Revenue:
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Consolidated
Revenue	$3,113,005	$704,283	342%	$5,434,770	$799,503	580%
Operating expenses	$2,933,448	$2,496,427	18%	$5,406,337	$3,451,765	57%
Net operating income (loss)	$179,557	$(1,792,144)	-	$28,433	$(2,652,262)	-

Overall revenues increased 342% during the second fiscal quarter of 2009 and 580% during the six months ended June 30, 2009. In 2008, we were continuing to invest significant financial and administrative resources towards the closing of the acquisition of GBI, which was consummated on June 2, 2008. The significant revenue increase for the year over year periods is the result of the significant resources expended prior to the acquisition of GBI and the consolidated results of operations for GBI. Further, the results of operations for 2008 only include those of GBI for the 28 day period from June 2, 2008 through June 30, 2008.

During the three and six-month periods ended June 30, 2009 we generated a net operating income of $179,557 and $28,433, respectively. These were our first quarters with operating income since our transition into the financial services industry.

Revenue by Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Revenue
Insurance services	$162,896	$74,860	118%	$312,643	$144,911	116%
Mortgage services	13,113	108,359	(88%)	13,113	133,528	(90%)
Brokerage services	2,936,996	521,064	464%	5,109,014	521,064	880%
Total revenue	$3,113,005	$704,283	342%	$5,434,770	$799,503	580%

Insurance Services: RFIS experienced an expected increase of 118% and 116% in revenues from insurance services for the three and six months ended June 30, 2009. RFIS earned $162,896 during the second quarter compared to $74,860 over the same three month period in 2008. This is the result of an augmented focus towards increasing the ratio of commercial lines verses personal lines in its overall market base. RFIS believes the commercial lines will provide greater ability to increase the insurance services revenue steam as well as provide further stability to its long term growth platform. RFIS anticipates a financial recognition of these efforts through increased commission revenue during the second half of 2009.

Mortgage Services: During the three months ended June 30, 2009 RREM earned $13,113 in commissions compared to $108,359 for the six month period in 2008, resulting in a 90% decrease in revenues. The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate. RREM is continuing to seek additional sources of revenue while also increasing its marketing area.

Brokerage Services: We expended a tremendous amount of financial and administrative resources prior to acquiring GBI in June of 2008, which enabled us to aggressively expand GBI’s operations following its acquisition. GBI represents the majority of our revenues and services; representing approximately 94% of our total revenues for the three and six-month periods ended June 30, 2009. Consolidated revenue for the three and six months ended June 30, 3009 was $2,936,996 and $5,109,014, respectively, versus $521,064 for the twenty-eight days ended June 30, 2008. GBI anticipates additional increases in commission revenue as it enters the third quarter through the continued addition to its broker base and efforts to seek and add additional brokerage and investment banking branches.

Selling and Administrative Expenses:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change

Direct costs	$2,028,550	$726,926	179%	$3,820,730	$740,876	416%
Consulting	375	65,205	(99%)	375	114,915	-
Professional fees	61,155	49,646	23%	148,486	165,590	(10%)
Executive compensation	233,848	1,240,936	(81%)	486,250	1,683,865	(71%)
General expenses	596,485	381,514	56%	924,640	707,499	31%
Depreciation and amortization	13,035	32,190	(60%)	25,856	39,020	(34%)
Operating expenses	$2,933,448	$2,496,427	18%	$5,406,337	$3,451,765	57%

Operating expenses only increased 18% over the previous three month comparable period and 57% for the six month comparable period ended June 30, 2009. Significant increases were expected in direct costs associated with GBI’s operations; however, we had significant decreases in consulting and executive compensation expenses.

Our direct costs are comprised of commissions paid to associates and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

RFIS:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Insurance services
Direct costs	$38,263	$41,460	(8%)	$98,396	$55,135	78%
Consulting	375	9,000	(96%)	375	12,000	(97%)
Professional fees	2,540	6,000	(58%)	4,396	15,000	(71%)
Executive compensation	15,000	15,000	-	30,000	30,000	-
General expenses	69,870	55,260	26%	134,448	120,875	11%
Depreciation	164	164	-	329	329	-
Operating expenses	$126,212	$126,884	(1%)	$267,944	$233,339	15%

To meet the objectives of our business plan, RFIS initially focused on personal insurance lines including home, auto and life. RFIS now expanded focus to included full commercial lines in its product mix. Through the addition of commercial products, RFIS’s gross commission income is anticipated to increase substantially. With the increased commission revenue, RFIS’s commission expense included in its direct costs has also increased. On average, RFIS will pay a 50% commission to its agents on each commercial policy written verses approximately 5% on personal lines. RFIS’s six-month increase in expenses of 15% is attributable to increases in all policies written.

As of June 30, 2009, RFIS had seven full-time agents and three full-time administrative staff. Base salaries are included in the general expenses and although RFIS has experienced an approximate 31% increase in the three-month period, it has been able to reduce external consulting fees and professional fees by 96% and 58%, respectively. In addition, during the six-month period RFIS had reductions of 97% and 71%, respectively.

RREM:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Mortgage services
Direct costs	$11,146	$50,149	(78%)	$11,146	$50,424	(78%)
Consulting	-	-	-	-	1,710	-
Professional fees	-	3,000	-	-	6,000	-
Executive compensation	-	22,893	-	-	58,211	-
General expenses	1,785	70,230	(97%)	2,593	128,447	(98%)
Depreciation	240	240	-	452	452	-
Operating expenses	$13,171	$146,512	(91%)	$14,191	$245,244	(94%)

RREM experienced a 78% decrease in direct costs for the three and six month periods ended June 30, 2009 due to the substantial reduction in operations. Further, RREM’s general and administrative expenses have decreased 97% and 98% from 2008 for the three and six month periods ended June 30, 2009, respectively. The decrease was anticipated with the dormancy of operations and general economic conditions affecting the real estate industry, especially in Southern California.

GBI:

On June 2, 2008, we consummated our staged acquisition of GBI, which began with the purchase of approximately 15% interest in September 2007 and an additional 6% in March of 2008. We have included the revenue and expenses of GBI from the date of acquisition through June 30, 2008 in our unaudited condensed consolidated financial statements. As a result we have not presented a year over year comparison of the operating results of GBI. We expect the amounts recognized in the three and six-months ended June 30, 2009 to be indicative of future operating expenses.

The amounts consolidated from the activities of GBI are as follows:

	Three Months Ended	Six Months Ended	June 2, 2008 to
	June 30, 2009	June 30, 2009	June 30, 2008
Brokerage services
Direct costs	$1,979,141	$3,711,188	$404,497
Consulting	-	-	18,705
Professional fees	17,840	27,110	8,853
Executive compensation	51,071	110,696	102,669
General expenses	378,330	643,602	261,834
Depreciation	4,176	8,165	2,677
Operating expenses	$2,430,558	$4,500,761	$799,235

Other income and (expense)

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Consolidated
Interest income	$2,052	$15,540	(87%)	$9,145	$28,735	(68%)
Interest (expense)	(3,550)	(5,631)	(37%)	(7,672)	(11,061)	(31%)
Other income	1,546	42,841	(96%)	16,325	42,841	(62%)
Minority interest	-	19,763	-	-	(40,160)	-

We experienced an 87% and 68% decline in interest income as a direct result of our depletion of cash resources held in interest bearing money market accounts. In addition, we experienced declines in interest expense of 37% and 31% for the respective three and six-month periods ended June 30, 2009. We expect these amounts to continue to decline throughout the remainder of the fiscal year.

During the six months ended June 30, 2009, we recorded $16,325 in other income attributable to sub-leased office space. Our utilization of additional office space has resulted in decreases in other income of 96% and 62%, respectively, for the three and six-month periods ended June 30, 2009. We anticipate full utilization of all available office space during the second half of fiscal 2009, which will result in continued decreases of other income.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital.  As of June 30, 2009 we had available cash of $278,216. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through December 31, 2009. Consequently, in addition to cash generated from operations, we will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

We have experienced significant changes in our staffing and executive management team as a result of our business acquisitions. Historically we have relied on outside consultants to fulfill the needs of the Company while also relying heavily on our CEO, Joseph Mangiapane, Jr. whom we have a full time employment agreement with. As we have achieved milestones in our growth projections, it has become financially prudent to increase our internal staff to satisfy the operational needs of our business. Likewise, as we have been impacted by the overall economic recession we have also reduced staffing as appropriate. In addition to our current executives, we also employee one full-time support person, to assist in the operational activities.

At our subsidiary levels, we have increased our number of employees to a level which satisfies our current requirements in an economically sensible manner. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee two executives and seven administrative staff within GBI. RFIS is staffed with one executive, seven agents and three administrative support persons. Due to the dramatic downturn in the real estate markets, RREM is currently staffed with a single executive who also acts as our broker of record.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30,	December	Increase / (Decrease)
	2009	31, 2008	$	%
Current Assets	$1,786,806	$1,596,550	$190,256	12%
Current Liabilities	1,623,194	1,476,862	146,332	10%
Working Capital	$163,612	$119,688	$43,924	37%

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

We believe the $278,216 in unrestricted cash on hand at June 30, 2009 will only be sufficient to sustain operations through the balance of fiscal 2009.  As a result, we anticipate the need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on Rubicon’s financial position, statements of operations, or cash flows at this time.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on Rubicon’s financial position, statements of operations, or cash flows at this time.

In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. As prescribe by the FASB we anticipate adopting FAS 168, for all interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R)”. The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As prescribe by the FASB we anticipate adopting FAS 167, for all interim and annual reports subsequent to November 15, 2009.

In June 2009, the FASB issued SFAS No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets - an amendment to FASB Statement No. 140”. FASB’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. As prescribe by the FASB we  apply the guidance of FAS 166, where applicable effective after our first annual reporting period that begins after November 15, 2009, and to interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

In May 2009, the FASB issued SFAS No. 165 (“FAS 165”) “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted FAS 165 as of June 15, 2009.

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

Rubicon Financial Incorporated v. Grant Bettingen

In July of 2009, the Company filed its first amended complaint in the Superior Court of the State of California, for the County of Orange – Central Justice Center (Case Number 30-2009-00124138-CU-BC-CJC), against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for:

1.	Breach of Contract;
2.	Fraud;
3.	Declaratory Relief;
4.	Breach of Covenant of Good Faith and Fair Dealing; and
5.	Unjust Enrichment.

These claims arise from the June 2008 merger between the Company and Grant Bettingen, Inc. On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction. The Company has filed a motion to consolidate the cases, under which it is anticipated that the Company will be the plaintiff, which is currently pending in the Superior Court.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2009, we issued 2,500 shares of our restricted common stock to each of the members of our Board of Director’s (7,500 shares in total) for their services. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three or six months ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2009; however, from June 16, 2009 through June 17, 2009, stockholders holding approximately 57.69% of our outstanding common stock executed written consents in lieu of an annual meeting to elect Joseph Mangiapane, Jr. as our sole board member; thereby effectively removing Suzanne Herring and Todd Vande Hei as members of our board of directors, and ratifying the appointment of Weaver & Martin, LLC as our independent public accountant for the year ending December 31, 2009.

Item 5. Other Information.

None.

Item 6.  Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07

3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-KSB	12/31/05	3.1(ii)	04/05/06
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.2	Interim COO agreement with Bootstrap Real Estate Investments, LLC dated February 5, 2009.		8-K		10.1	03/04/09
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By:   /s/ Joseph Mangiapane, Jr.

        Joseph Mangiapane, Jr., Chief Executive Officer
       (On behalf of the Registrant and as Principal Financial Officer)

Date: August 19, 2009