Form 10-Q
period 2009-09-30
RUBICON FINANCIAL INC
filed 2009-11-20
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315
RUBICON FINANCIAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Newport Place
Suite 630
Newport Beach, California 92660

(Address of principal executive offices)

(949) 798-7220

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☐       No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2009, was 14,098,023, which includes 120,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
Assets	(Unaudited)	Audited
Current assets:
Cash	$456,602	$212,657
Cash – restricted	311,664	201,571
Marketable securities	186,262	530,380
Accounts receivable	782,527	481,523
Prepaid expenses	50,939	41,311
Notes receivable	124,202	124,202
Interest receivable	10,495	4,906
Total current assets	1,922,691	1,596,550

Fixed assets, net of accumulated depreciation	106,446	136,159
Other assets:
Contract advances	179,758	277,197
Deposits	30,554	38,554
Intangible assets – customer list	2,439,671	2,439,671
Total other assets	2,649,983	2,755,422

Total assets	$4,679,120	$4,488,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$249,381	$242,335
Accrued expenses	885,613	583,437
Investment obligation	487,000	487,000
Deferred revenue	90,463	147,367
Capital lease obligation	3,813	12,223
Line of credit	54,243	-
Notes payable – related party	5,213	4,500
Total current liabilities	1,775,726	1,476,862

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares
authorized, 62,500 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 13,978,023 and 11,976,773 shares issued
and outstanding as of September 30, 2009 and
December 31, 2008, respectively	13,978	11,977
Common stock owed but not issued, 120,000 and 499,790
as of September 30, 2009 and December 31, 2008, respectively	120	498
Additional paid in capital	18,190,483	17,971,575
Unamortized shares and options issued for services	(108,277)	(433,108)
Other comprehensive losses	(1,103,273)	(611,861)
Accumulated (deficit)	(14,089,700)	(13,927,875)
Total stockholders’ equity	2,876,774	3,011,269
Total liabilities and stockholders’ equity	$4,679,120	$4,488,131
The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$3,311,638	$2,063,896	$8,746,408	$2,863,399

Expenses:
Direct costs	2,570,152	1,310,368	6,390,882	2,051,244
Consulting	232,424	58,986	232,799	173,901
Professional fees	144,579	79,215	293,065	244,805
Executive compensation	165,137	442,717	651,387	2,126,582
General and administrative expenses	347,927	510,575	1,272,567	1,218,074
Depreciation and amortization	13,255	76,852	39,111	115,872
Total expenses	3,473,474	2,478,713	8,879,811	5,930,478

Net operating income (loss)	(161,836)	(414,817)	(133,403)	(3,067,079)

Other income (expense):
Interest expense	(13,394)	(3,197)	(21,066)	(6,457)
Interest expense - related party	-	(3,489)	-	(11,290)
Interest income	3,619	9,981	12,764	38,716
Other income	(36,445)	1,714	(20,120)	44,555
Dividend income	-	121,200	-	121,200
Minority interest income (loss)	-	-	-	(40,160)
Total other income (expense)	(46,220)	126,209	(28,422)	146,564

Net income (loss)	(208,056)	(288,608)	(161,825)	(2,920,515)

Other comprehensive (loss)	-	-	-	(315,000)

Total comprehensive income (loss)	$(208,056)	$(288,608)	$(161,825)	$(3,235,515)

Weighted average number of common shares
outstanding - basic and fully diluted	12,849,898	12,477,884	12,271,013	11,840,397

Net income (loss) per share - basic and fully diluted	$(0.02)	$(0.02)	$(0.01)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(161,825)	$(3,235,515)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	39,111	115,876
Minority interest losses	-	40,160
Amortization of prepaid share-based compensation	111,675	1,061,695
Shares and options issued for services	433,687	737,764
Changes in operating assets and liabilities:
Accounts receivable	(301,004)	(402,228)
Prepaid expenses	(9,628)	(15,708)
Accrued interest receivable	(5,589)	(3,205)
Deposits and other assets	105,439	(199,091)
Accounts payable and accrued liabilities	309,222	706,901
Investment obligation	-	(104,000)
Deferred revenue	(56,904)	177,635
Accrued interest payable - related party	713	10,661
Net cash provided (used) by operating activities	464,897	(1,109,055)

Cash flows from investing activities
Payments on notes receivable – related party	-	(2,000)
Purchase of fixed assets	(9,398)	(68,281)
Distribution of assets – related party	-	89,716
Purchase of intangible assets	-	(762,313)
Purchase of investments	(147,294)	-
Net cash (used) by investing activities	(156,692)	(742,878)

Cash flows from financing activities
Cash acquired with mergers	-	388,610
Proceeds from line of credit	54,243	-
Payments on capital lease	(8,410)	-
Preferred shares issued for cash	-	75,000
Common shares issued for cash	-	170,000
Net cash provided by financing activities	45,833	633,610

Net increase (decrease) in cash	354,038	(1,218,323)
Cash - beginning	414,228	1,892,541
Cash - ending	$768,266	$674,218

Supplemental disclosures:
Interest paid	$21,066	$6,457
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$81,675	$737,764
Shares issued for acquisition	$-	$1,680,000
Shares issued for accounts payable	$11,903	$-

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

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, Newport Coast Securities, Inc. (formerly Grant Bettingen, Inc.)(“NCS”), has entered into securities clearing agreements with Penson Financial Services, Inc. and Wedbush, Morgan Securities, Inc. Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of September 30, 2009, the Company maintained deposits of $250,405 and $61,258, respectively.

NOTE 4 - Marketable securities
Investments in marketable securities primarily include shares of common stock in various companies held as available-for-sale and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. NCS holds various securities held as available-for-sale. On September 30, 2009, other comprehensive loss in relation to these securities was $1,103,273.

NOTE 5 – Notes receivable
On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and matured on April 18, 2009. The outstanding principal balance as of March 31, 2009 was $19,202. In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of September 30, 2009, Mr. Newman’s principal balances totaled $24,202 with accrued interest receivable of $2,495.

On June 3, 2008, Rubicon issued a note receivable in the amount of $100,000 to Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009. As of September 30, 2009, the principal balance was $100,000 and accrued interest receivable totaled $8,000. Rubicon has initiated collection efforts on this note.

NOTE 6 – Related Party Transactions
On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by Mr. Todd Vande Hei, a former director, former executive officer and current shareholder. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. These shares were issued in November of 2009.

NOTE 7 – Notes payable
A summary of short-term debt consists of the following:

	September 30, 2009	December 31, 2008
Demand note payable to an officer and shareholder for $4,500, unsecured, non-interest bearing and due on demand	$5,213	$4,500

Capital lease obligation, maturing October 2009	3,813	12,223

Line of credit, secured by cash deposit, interest rate of 2.25%	54,243	-0-
	$63,269	$16,723

Interest expense for the three months ended September 30, 2009 and 2008 was $13,394 and $3,197; interest expense for the nine months ended September 30, 2009 was $21,066 and $6,457, respectively.

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

2009
On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by Mr. Todd Vande Hei, a former director and current shareholder. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. The Company recorded an expense to executive compensation of $30,000. These shares were issued in November of 2009.

On July 15, 2009, the Company authorized the issuance of 2,500 shares of its common stock to each of its three directors; Messrs. Mangiapane, Jr. and Torneo and Ms. McPherson (7,500 shares total) as consideration for their services valued at $1,050 for fiscal 2009.

In August of 2009, the Company issued 150,000 shares of its common stock for legal services to Stoecklein Law Group valued at $11,903.

On August 21, 2009, the Company issued 500,000 shares of its common stock to Kathleen McPherson that were previously authorized but remained unissued.

On August 21, 2009, the Company awarded a total of 1,343,750 shares of its restricted common stock for bonuses valued at $80,625 to twenty-three people associated with two of its wholly owned subsidiaries. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009.

NOTE 9 – Warrants and options
A summary of stock options and warrants as of September 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/08:	1,500,000	$1.79	100,000	$3.00
Granted	500,000	1.00	-	-
Cancelled	(200,000)	1.00	-	-
Exercised	-	-	-	-
Outstanding as of 01/01/09:	1,800,000	$1.66	100,000	$3.00
Granted	-	-	-	-
Cancelled	(500,000)	2.50	(100,000)	3.00
Exercised	-	-	-	-
Outstanding as of 09/30/09:	1,300,000	$1.33	-	$-
Vested as of 09/30/09:	1,000,000	$1.00	-	$-

NOTE 10 – Operating Segments
Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered. Each segment operates in a distinct industry: brokerage services (NCS), mortgage and real estate services (RREM) and personal and commercial insurance services (RFIS). DAC is currently inactive and not considered an operating segment of Rubicon. Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and eliminations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Revenue
Insurance services	$91,547	$89,756	$404,190	$234,667
Mortgage services	14,400	49,930	27,513	183,458
Brokerage services(1)	3,205,691	1,924,210	8,314,705	2,445,274
	3,311,638	2,063,896	8,746,408	2,863,399

Expenses
Insurance services	97,426	143,662	365,370	373,599
Mortgage services	9,518	71,131	23,708	327,940
Brokerage services(1)	3,011,132	1,553,188	7,511,893	3,236,624
Corporate	355,398	710,732	978,840	1,992,315
	3,473,474	2,478,713	8,879,811	5,930,478

Net operating income (loss)	$(161,836)	$(414,817)	$(133,403)	$(3,067,079)

(1)	The NCS acquisition was not consummated until June 2, 2008.

NOTE 11 – Net capital requirement

The Company’s wholly owned subsidiary, GBI, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2009, GBI had net capital of $899,987 and was $799,987 in excess of its required net capital of $100,000.

NOTE 12 – Commitments and Contingencies

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction. The cases have been consolidated and is currently pending.

NOTE 13 – Subsequent Events

In October of 2009, the Company incorporated two new wholly owned subsidiaries; (i) Struxurety Corporation, a company intending to focus on delivering core support services for small businesses, and (ii) Newport Coast Asset Management, Inc., a company that will conduct registered investment advisory services.

Management has evaluated all events and transactions that have occurred subsequent to the balance sheet date and has determined that there are no additional material events which have occurred as of November 20, 2009, that would be deemed significant or require recognition or additional disclosure.

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

In this form 10-Q references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to Rubicon Financial Incorporated and its wholly owned operating subsidiaries, Newport Coast Securities, Inc. (formerly Grant Bettingen, Inc.), Rubicon Financial Insurance Services, Inc., Rubicon Real Estate and Mortgages, Inc. and Dial-A-Cup, Inc.

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

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008 and 2009 has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage or insurance services, the impact to our real estate services has been considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest, most profitable, growth potential. In response to the current market conditions, we have redirected a portion of the resources previously allocated to the development of our real estate and mortgage division until such time there is sufficient recognition of recovery.

Recent Developments

In March of 2009, we executed a non-binding letter of intent to acquire 100% of 1000 BARS, Inc., a private Nevada corporation focused on the preservation of the long-term value of assets through buying and selling strategies of physical precious metals, specializing in 1000 oz bars of silver. 1000 BARS has also developed commodity market strategies for the owners of physical bars of silver. As of the date of this report we are continuing to pursue this acquisition.

In October of 2009, we incorporated a new wholly owned subsidiary, Struxurety Corporation, to pursue the opportunities to provide core support services to small businesses; such as back office administration, general ledger accounting and general business strategy and management.

Results of Operations

The following tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2009 and the comparable periods ended September 30, 2008.

Revenue:
	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Consolidated
Revenue	$3,311,638	$2,063,896	61%	$8,746,408	$2,863,399	205%
Operating expenses	$3,473,474	$2,478,713	40%	$8,879,811	$5,930,478	50%
Net operating income (loss)	$(161,836)	$(414,817)	(55)%	$(133,403)	$(3,067,079)	(95)%

Overall revenues increased 61% during the third fiscal quarter of 2009 and 205% during the nine months ended September 30, 2009. In 2008, we were continuing to invest significant financial and administrative resources towards the closing of the acquisition of NCS, which was consummated on June 2, 2008. The significant revenue increase for the year over year periods is the result of the significant resources expended prior to the acquisition of NCS and the consolidated results of operations for NCS. Further, the results of operations for 2008 only include those of NCS for the period from June 2, 2008 through September 30, 2008.

During the three and nine-month periods ended September 30, 2009 we reduced our net operating loss by 55% and 95%, respectively, over the same periods in 2008. Included in our net loss for the nine months ended September 30, 2009 was non-cash expenses totaling $433,687 relating to the issuance of shares of our common stock for services.

Revenue by Segment

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Revenue
Insurance services	$91,547	$89,756	2%	$404,190	$234,667	61%
Mortgage services	14,400	49,930	(71)%	27,513	183,458	(85)%
Brokerage services	3,205,691	1,924,210	67%	8,314,705	2,445,274	240%
Total revenue	$3,311,638	$2,063,896	59%	$8,746,408	$2,863,399	205%

Insurance Services: RFIS generated revenues of $91,547 during the third quarter compared to $89,756 during the same three month period in 2008, which resulted in an increase in revenues of 2% during the quarter. In addition, RFIS experienced an increase of 61% in revenues from insurance services for the nine months ended September 30, 2009. This is the result of an augmented focus towards increasing the ratio of commercial lines verses personal lines in its overall market base. RFIS believes the commercial lines will provide greater ability to increase the insurance services revenue steam as well as provide further stability to its long term growth platform.

Mortgage Services: During the three months ended September 30, 2009 RREM earned $14,400 in commissions compared to $49,930 for the same period in 2008, resulting in a 71% decrease in revenues. The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate. RREM is continuing to seek additional sources of revenue while also increasing its marketing area.

Brokerage Services: We expended a tremendous amount of financial and administrative resources prior to acquiring NCS in June of 2008, which enabled us to aggressively expand NCS’s operations following its acquisition. NCS represents the majority of our revenues and services; representing approximately 98% and 95%, respectively, of our total revenues for the three and nine-month periods ended September 30, 2009. Consolidated revenue for the three and nine months ended September 30, 3009 was $3,205,691 and $8,314,705, respectively, versus $1,924,210 and $2,445,274, respectively, for the same periods ended September 30, 2008. NCS anticipates additional increases in commission revenue as it enters the fourth quarter through the continued addition to its broker base and efforts to seek and add additional brokerage and investment banking branches.

Selling and Administrative Expenses:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change

Direct costs	$2,570,152	$1,310,368	96%	$6,390,882	$2,051,244	212%
Consulting	232,424	58,986	294%	232,799	173,901	34%
Professional fees	144,579	79,215	83%	293,065	244,805	20%
Executive compensation	168,137	442,717	(63)%	651,387	2,126,582	(69)%
General expenses	347,927	510,575	(32)%	1,272,567	1,218,074	4%
Depreciation and amortization	13,255	76,852	(83)%	39,111	115,872	(66)%
Operating expenses	$3,473,474	$2,478,713	40%	$8,879,811	$5,930,478	50%

Operating expenses only increased 18% over the previous three month comparable period and 57% for the nine month comparable period ended September 30, 2009. Significant increases were expected in direct costs associated with NCS’s operations; however, we had significant decreases in consulting and executive compensation expenses.

Our direct costs are comprised of commissions paid to associates and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

RFIS:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Insurance services
Direct costs	$17,999	$58,589	(69)%	$116,395	$113,724	2%
Consulting	200	838	(76)%	575	12,838	(96)%
Professional fees	1,000	6,000	(83)%	5,396	21,000	(74)%
Executive compensation	12,500	15,000	(17)%	42,500	45,000	(6)%
General expenses	65,562	63,070	4%	200,010	180,543	11%
Depreciation	165	165	-	494	494	-
Operating expenses	$97,426	$143,662	(32)%	$365,370	$373,599	(2)%

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

As of September 30, 2009, RFIS had seven full-time agents and three full-time administrative staff. Base salaries are included in the general expenses and although RFIS has experienced an approximate 11% increase in the nine-month period, it has been able to reduce external consulting fees and professional fees by 96% and 74%, respectively.

RREM:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Mortgage services
Direct costs	$10,800	$29,823	(64)%	$21,946	$80,247	(73)%
Consulting	-	2,000	-	-	3,710	-
Professional fees	-	3,000	-	-	9,000	-
Executive compensation	-	1,107	-	-	59,318	-
General expenses	(1,524)	34,960	-	1,069	174,972	(99)%
Depreciation	242	241	-	693	693	-
Operating expenses	$9,518	$71,131	(87)%	$23,708	$327,940	(93)%

RREM experienced a 64% and 73% decrease in direct costs for the three and nine month periods ended September 30, 2009, respectively, due to the substantial reduction in operations. Further, RREM’s general and administrative expenses have decreased 99% from 2008 for the nine month period ended September 30, 2009. The decrease was anticipated with the dormancy of operations and general economic conditions affecting the real estate industry, especially in Southern California.

NCS:

On June 2, 2008, we consummated our staged acquisition of NCS, which began with the purchase of approximately 15% interest in September 2007 and an additional 6% in March of 2008. We have included the revenue and expenses of NCS from the date of acquisition through September 30, 2008 in our unaudited condensed consolidated financial statements. As a result we have not presented a year over year comparison of the operating results of NCS. We expect the amounts recognized in the three and nine-months ended September 30, 2009 to be indicative of future operating expenses.

The amounts consolidated from the activities of NCS are as follows:

	Three Months Ended	Nine Months Ended	June 2, 2008 to
	September 30, 2009	September 30, 2009	September 30, 2008
Brokerage services
Direct costs	$2,541,353	$6,252,541	$1,857,273
Consulting	150,549	150,549	59,852
Professional fees	113,688	140,798	55,765
Executive compensation	44,419	155,115	854,935
General expenses	157,028	800,630	410,090
Depreciation	4,095	12,260	8,709
Operating expenses	$3,011,132	$7,511,893	$3,236,624

Other income and (expense)

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Consolidated
Interest income	$3,619	$9,981	(64)%	$12,764	$38,716	(67)%
Interest (expense)	(13,394)	(6,686)	100%	(21,066)	(17,747)	19%
Other income (expense)	(36,445)	1,714	-	(20,120)	44,555	(145)%
Minority interest (loss)	-	-	-	-	(40,160)	-
Dividend income	-	121,200	-	-	121,200	-

We experienced a 64% and 67% decline in interest income as a direct result of our depletion of cash resources held in interest bearing money market accounts. In addition, we experienced increases in interest expense of 100% and 19% for the respective three and nine-month periods ended September 30, 2009. We expect these amounts to continue to increase throughout the remainder of the fiscal year.

During the three and nine months ended September 30, 2009, we recorded $36,445 and $20,120, respectively, in other expenses attributable to realized trading losses.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital.  As of September 30, 2009 we had available cash of $456,602. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through March 31, 2010. Consequently, in addition to cash generated from operations, we will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation with Dial-A-Cup, RFIS, RREM, NCS or in the financial services industry.

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

At our subsidiary levels, we have increased our number of employees to a level which satisfies our current requirements in an economically sensible manner. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee two executives and seven administrative staff within NCS. RFIS is staffed with one executive, seven agents and three administrative support persons. Due to the dramatic downturn in the real estate markets, RREM is currently staffed with a single executive who also acts as our broker of record.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2009 compared to December 31, 2008.
	September	December	Increase / (Decrease)
	30, 2009	31, 2008	$	%

Current Assets	$1,922,691	$1,596,550	$326,141	20%
Current Liabilities	1,775,726	1,476,862	298,864	22%
Working Capital	$146,965	$119,688	$27,277	23%

We believe the $456,602 in unrestricted cash on hand at September 30, 2009 will only be sufficient to sustain operations through the first quarter of 2010.  As a result, we anticipate the need to seek additional funding for operations through equity offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. As prescribe by the FASB we adopted FAS 168, for all interim and annual periods ending after September 15, 2009.

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

Rubicon Financial Incorporated v. Grant Bettingen

In July of 2009, we filed our first amended complaint in the Superior Court of the State of California, for the County of Orange – Central Justice Center (Case Number 30-2009-00124138-CU-BC-CJC), against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for:

1.	Breach of Contract;
2.	Fraud;
3.	Declaratory Relief;
4.	Breach of Covenant of Good Faith and Fair Dealing; and
5.	Unjust Enrichment.

These claims arise from the June 2008 merger between us and Grant Bettingen, Inc. (now known as Newport Coast Securities, Inc.) On or about August 10, 2009, we were served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction and alleging 31 causes of action. These two cases have been consolidated. We believe the Bettingen claims have no merit. As of the date of this filing, we are continuing to aggressively pursue this action.

Rubicon Financial Incorporated v. Marc Riviello

In August of 2009, the Company filed a complaint in the Superior Court of the State of California, for the County of Orange – Central Justice Center (Case Number 30-2009-00294992-CU-BC-CJC), against Marc Riviello seeking collection of the $100,000 due and payable pursuant to a promissory note due June 1, 2009. The case is currently pending.

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

In August of 2009, we issued 150,000 shares of our common stock for legal services to Stoecklein Law Group valued at $11,903. These shares were registered and issued under the Form S-8 filed on July 30, 2009.

On August 21, 2009, we issued 500,000 shares of our common stock to Kathleen McPherson that were previously authorized but remained unissued. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

On August 21, 2009, we awarded a total of 1,343,750 shares of our restricted common stock for bonuses valued at $80,625 to twenty-three people associated with two of our wholly owned subsidiaries. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three or nine months ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2009.

Item 5. Other Information.

Effective September 1, 2009, we relocated our principal executive office to 4100 Newport Place, Suite 630, Newport Beach, California  92660. Our wholly owned subsidiary, Newport Coast Securities, Inc. (formerly Grant Bettingen, Inc.), leases the general office space. The lease expires on during the first quarter of 2010.

On September 30, 2009, we changed the name of our wholly-owned broker/dealer subsidiary to Newport Coast Securities, Inc. from Grant Bettingen, Inc.

In October of 2009, we incorporated two new wholly owned subsidiaries; (i) Struxurety Corporation, a Nevada corporation, which intends to focus on delivering core support services for small businesses, and (ii) Newport Coast Asset Management, Inc., a California corporation, which will conduct our registered investment advisory services.

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

Date: November 20, 2009