Form 10-K
period 2009-12-31
RUBICON FINANCIAL INC
filed 2010-04-15
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

RUBICON FINANCIAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18872 MacArthur Blvd., First Floor, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 798-7220

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes            ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes         ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporation Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes         ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,466,332.10 based on a share value of $0.14.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 14,098,023 shares of common stock, $0.001 par value, outstanding on April 14, 2010.

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

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.rubiconfinancial.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Rubicon Financial Incorporated, 18872 MacArthur Blvd., First Floor, Irvine, California  92612.

PART I

Item 1. Business.

Rubicon Financial Incorporated is a financial services holding company. Our goal is to become a “Single Source Provider” (SSP) of distinct and diverse financial services, bundled together for client convenience.  We believe that the economy of efficiencies that is anticipated to exist between the various subsidiaries will increase our bottom line by lowering our costs.  We are based in Orange County, California and operate primarily through the wholly-owned subsidiaries listed below.

Subsidiaries

Newport Coast Securities, Inc., formerly known as Grant Bettingen, Inc. (“NCS”), a broker-dealer registered with the SEC, member of the FINRA, is a full-service broker-dealer specializing in investment banking.

Through our subsidiary, Rubicon Financial Insurance Services, Inc., (“RFIS”), we offer commercial, life, health and personal lines of insurance products made available by top rated insurance providers.  RFIS also provides long-term care insurance, workers compensation, as well as disability and group health insurance.

Our subsidiary, Rubicon Real Estate and Mortgages Inc., (“RREM”), previously operated as a broker and originator of real estate loans and mortgages.  Due to the overall global recession and dramatic decline in the real estate market, RREM was inactive for most of 2009.

Further, we will continue to identify additional business opportunities as and when they arise.

Our executive office is located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our telephone number is (949) 798-7220 and our website address is www.rubiconfinancial.com. The information on our website is for information purposes only and is not incorporated by reference into this report.

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

In the fourth quarter of 2006, we changed our corporate focus to the financial services industry with our goal to become a single source provider of financial related services.  In 2007, we completed the acquisition of our first two financial services entities, (i) RFIS, and (ii) RREM. Further, in June of 2008 we completed the acquisition of NCS.

Economic Conditions

During the second half of 2007 and throughout 2008 and 2009, significant weakness and volatility in the credit markets stemming from difficulties in the U.S. housing market spread to the broader financial market and led to a decline in global economic growth that has resulted in a significant recession. Specifically, declines in the value of subprime mortgages spread to all mortgage and real estate asset classes, then to leveraged bank loans and eventually to nearly all asset classes, including equities. The declines in asset values had collateral consequences that increased the downward pressure on valuations. For example, investor margin calls, collateral posting requirements among counterparties, and redemptions within asset management increased. The decrease in asset values, coupled with the loss of investor confidence, exacerbated the negative market conditions, which eventually led to the failure or merger of a number of prominent financial institutions. As a result, financial institutions have reduced their willingness to lend, reducing liquidity that has historically funded large sections of the U.S. economy.

 In 2010, it is expected that these conditions and the recession will persist, causing a continuation of the unfavorable economic and market dynamics experienced in 2009, and possibly leading to a further decline in economic and market conditions. We may experience reduced transaction volumes, reduced revenue and reduced profitability throughout 2010.

However, even with the unfavorable economic conditions experienced in fiscal 2009, we managed to increase our revenues by over 152% from fiscal 2008, reduce our net operating loss by 90% and continue to grow our operations.

OUR BUSINESS

Overview

We have established our headquarters in Orange County, California to capitalize on what our management believes to be a large and affluent demographic base for our services. The types of financial services we offer are as follows: insurance, both personal and commercial; investment banking services for small to mid-sized companies; securities market making; and retail brokerage services. Each subsidiary providing these services is an individually licensed corporation doing business under the parent holding company.

When future acquisitions of private financial service companies occur, we anticipate that acting as independent licensed corporations, each offering multiple financial services, should allow us to capitalize on a cross-marketing strategy between our financial service affiliates and internal referrals. The marketing strategy between our financial service affiliates requires strict adherence to Regulation S-P and the stated Privacy Policy of each affiliate and with the protection of client information the first priority in our operations. Furthermore, we intend to provide a broad variety of product offerings to our clients.  We believe this will enable us to consolidate a much higher percentage of the assets and financial service needs of clients, as well as customize services to their specific needs.

Securities

Newport Coast Securities, Inc.

NCS, formerly known as Grant Bettingen, Inc., was acquired in June of 2008 and has been located in the Orange County, California area since 1985. At the time of acquisition Grant Bettingen was a $5,000 broker/dealer that had approximately 38 registered representatives in 9 branch offices, producing approximately $2 million in revenues for the year ended December 31, 2007.

Since the date of acquisition, we have expended tremendous time and resources into transforming NCS into a full service broker-dealer that provides retail and institutional securities services as well as investment banking, trading, market-making, brokerage, investment advisory and financial planning services.  NCS is now a $100,000 broker/dealer with approximately 104 registered representatives in 44 branch offices producing in excess of $11.8 million in revenues for the year ended December 31, 2009.

Operating as a securities broker-dealer and investment banking firm for more than twenty years, NCS has dual clearing agreements and is a correspondent firm with Penson Financial Services and Wedbush Morgan Securities.

NCS is registered with the Securities and Exchange Commission and is a member of FINRA and the Securities Investor Protection Corporation.  NCS is also a Registered Investment Advisor registered with the State of California and is also licensed as a General Insurance Agency.  NCS is licensed to conduct its brokerage activities in all 50 states and the District of Columbia and is currently approved to expand to 190 registered representatives and 95 offices.

Investment Banking

NCS focuses on Small Cap public companies.  The preferred relationship with corporate clients of the firm is to provide complete investment banking services, including advisory services, corporate finance for public and private enterprises, securities transactions, trading, syndication, mergers and acquisitions, reorganizations, reverse mergers, PIPE’s, and merchant banking.  The firm also has experience in private equity placement, for both public and private companies. Clients can contract for comprehensive service or select any combination of investment banking services to meet their needs and the growth stage of their enterprise.

Trading and Brokerage

NCS has established affiliations with highly regarded marker makers, which allows NCS’s customers more effective and efficient execution of orders. In the past, NCS’s trading as dealer has been conducted primarily with other dealers in the “wholesale market” and in support of investment banking clients.  Services are directed to the needs of firms listed and trading as NASDAQ Capital Market, AMEX, Over-the-Counter Bulletin Board and Pink Sheets needing liquidity sources, stock price support and order management.  NCS provides brokerage services to individuals, institutions and its investment banking corporate clients. NCS’s account executives handle large, complex portfolios. Institutional brokerage services are provided to corporate clients and fund managers of income, equity and hedge funds.  Corporate clients are provided with the benefits of trading, extensive knowledge of market making, and investor relations services.  Multiple securities clearing platforms available allow NCS to accommodate the widest range of client account requirements.

Investment Advisory

NCS is registered with the SEC as a Registered Investment Advisor. NCS currently offers investment advisor services providing fee-based account services to clients.  In addition to customized fee-based account management, NCS offers a broad professional investment advisory platform allowing account executives and their clients to select from a premier group of professional money managers to manage client assets.  Financial Planning services and products are provided to support the needs of NCS’s high net worth/income clients, including their need for insurance, annuity, tax planning, and estate planning.  Full service financial planning and investment advisory services are offered to serve the growing needs of corporate executives introduced to the firm through its investment banking activity.

Rubicon Securities, Inc.

In February of 2007, we incorporated Rubicon Securities, Inc., a Nevada corporation (“RSI”), as a wholly owned subsidiary in anticipation of RSI becoming a licensed and registered broker/dealer. However, RSI has not conducted any business and remains as a non-operating dormant subsidiary.

We had previously entered into a software development relationship with Vertikal Technologies, Inc., pursuant to which Vertikal had initiated development on a proprietary platform to allow Rubicon to offer an online, discount brokerage division, which was to operate within our Rubicon Securities subsidiary.  To date, Vertikal has been unable to complete the platform and we have discontinued all efforts towards establishing an online trading platform at the present time.

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

By implementing the “i3” marketing approach, RFIS hopes to become the preferred outlet for insurance services for all of its referral partners. With regards to the mortgage and real estate sector, RFIS is able to provide new homebuyers and clients refinancing loans with homeowner’s, automobile and life insurance products. When working with tax attorneys and tax accountants, RFIS can implement life insurance and annuities that will complement existing retirement plans and structure transactions intended to create tax advantages for their clients. RFIS currently partners with securities brokers to provide insurance products necessary for the broker to achieve their client’s goals, such as term and universal life insurance, annuities, and long term care insurance. Finally, investment-banking firms can work with RFIS to provide directors and officers insurance, errors and omissions insurance, and key man insurance for their corporate clientele.

RFIS has established relationships with partners in each of the sectors described above and has developed a web-based portal (www.Rubiconnetworks.com) to acquire and communicate referral information with its partners. RFIS hopes that as it builds a well-known reputation in the local community for its products and service, its business partners will continue to expand and RFIS will add new and diverse financial service related partners to its resources for all clients.

Real Estate and Mortgage

Rubicon Real Estate and Mortgages, Inc.

Rubicon Real Estate and Mortgages, Inc. (“RREM”) was formerly a “full service” real estate and mortgage company. However, due to the current global recession and dramatic down turn in the real estate market, especially in Southern California, RREM was dormant for the majority of 2009. We anticipate RREM to remain as a dormant entity for the foreseeable future.

Commodities

1000 Bars, Inc.

In March of 2009, we executed a non-binding letter of intent to acquire 100% of 1000 BARS, Inc., a private Nevada corporation focused on the preservation of the long-term value of assets through buying and selling strategies of physical precious metals, specializing in 1000 oz bars of silver. 1000 BARS has also developed commodity market strategies for the owners of physical bars of silver. Completion of this acquisition has been stalled due to the global economic recession and our desire to focus on our core services. However, when and if the market begins to rebound we will readdress this acquisition.

Rubicon’s Professional Corporate Team

Our corporate executives and employees are located in our Orange County, California office.  Rubicon internal departments include information technology, operations, human resources, finance and accounting, legal and compliance.

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

We conduct an internal risk analysis of each of our subsidiaries to identify their strengths, weaknesses, opportunities, and threats and implement policies and procedures relevant to protecting our investment while promoting our growth.  The policies and procedures are also intended to mitigate any weaknesses identified and monitor any threats on an on-going basis.  We will ensure checks and balances are in place to analyze external conditions that could affect operations such as event risk, interest rate changes, credit and liquidity concerns, execution risk, new product implementation, and vendor quality.  The risk management process will be effectively enhanced by asking questions, soliciting additional advice, observing, analyzing and talking with the competition and learning from their mistakes and assessing industry-wide business practices.  We intend to have our risk management personnel meet on a regularly scheduled basis to assess the findings of such analysis and make modifications to our processes as necessary.

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

Regulation

Securities

At NCS we are subject to complex and extensive regulation of most aspects of our business by Federal and State regulatory agencies, self-regulatory agencies, securities exchanges and by foreign governmental agencies, regulatory bodies and securities exchanges.  The regulatory framework of the securities industry is designed primarily to safeguard the integrity of the capital markets and protect customers, not creditors or shareholders.  The laws, rules, and regulations comprising such regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules, and regulations.  The effect of any such changes cannot be predicted and may direct the manner of operation and profitability of our company.

NCS is subject to regulations governing every aspect of the securities business, including the effecting of securities transactions, capital requirements, record-keeping, reporting procedures, relationships with customers, the handling of cash and margin accounts, training requirements for certain employees and business procedures with firms that are not members of these regulatory bodies.

NCS is registered as a securities broker-dealer with the SEC.  The securities exchanges mentioned above and the FINRA are voluntary, self-regulatory bodies composed of members, such as NCS, which have agreed to abide by the respective bodies’ rules and regulations.  These organizations may expel, fine, and otherwise discipline member firms and their employees.  NCS is licensed as a broker-dealer in 44 states.  This will require us to comply with the laws, rules, and regulations of each state.  Each state may revoke the license to conduct a securities business, fine, and otherwise discipline broker-dealers and their employees.

NCS is also subject to the SEC’s uniform net capital rule, Rule 15c3-1.  The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid.  In addition, NCS is subject to certain notification requirements related to withdrawals of excess net capital.

The research areas of investment banks have been, and remain, the subject of increased regulatory scrutiny.  In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act, the SEC and the FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel.  The SEC and the FINRA may adopt additional and more stringent rules with respect to research analysis in the future.  NCS does not currently provide research analysis on securities, but may do so in the future.

NCS is also subject to the USA Patriot Act anti-money-laundering provisions which, mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities.  Through these and other provisions, the USA Patriot Act seeks to promote the identification of parties that may be involved in terrorism or money laundering.  Anti-money laundering laws outside the United States contain some similar provisions.  The obligation of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures, and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory sanctions.

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

During the year ended December 31, 2009, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “subprime” mortgage loans, which may materially impact our real estate and mortgage subsidiary.

“Subprime” mortgage loan defaults could adversely impact the operations of our real estate and mortgage division.  In addition, subprime mortgage loan defaults began to increase with respect to mortgages considered to be less credit risk than “subprime” mortgages.  It is expected that mortgage default rates will continue to increase at least throughout the first half of 2010. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the ability of buyers of residential properties to acquire single family residences, in addition to reductions in the value of investment portfolios containing securities affected by such mortgages.  Because the real estate and mortgage division is highly dependent upon fees and commissions based upon sales and financings related to residential and investment properties, the downward trend in “subprime” mortgages may materially impact our results of operations on a consolidated basis.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2009 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates and to seek additional capital through future equity private placements or debt facilities.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations beyond fiscal 2010. Therefore, we may need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

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

We have a broker-dealer subsidiary, NCS, which is subject to the SEC’s uniform net capital rule, Rule 15c3-1, which sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid.  As we are a holding company, we will depend on dividends and other payments from our subsidiaries to fund all payments on our obligations, including any debt obligations, and potential working capital requirements.  These regulatory restrictions may impede our access to funds.  In addition, underwriting commitments require a charge against net capital and, accordingly, NCS’s ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the applicable net capital regulations.  NCS is also be subject to certain notification requirements related to withdrawals of excess net capital.

We are subject to strict government regulations and the failure to comply could result in disciplinary actions.

The securities industry in the United States is subject to extensive regulations under both Federal and State laws.  Broker-dealers, such as NCS, and investment advisors are subject to regulations covering all aspects of their business.  Recently, the securities industry has experienced a great deal of negative exposure due to alleged underwriting negligence, conflicts of interest, research improprieties and mutual fund trading improprieties.  As a result, regulatory agencies and the U.S. government have intervened in an attempt to resolve these various issues.  In addition, the SEC, FINRA, other self-regulatory organizations, and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees.

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

We may experience further writedowns of our financial instruments and other losses related to volatile and illiquid market conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further writedowns in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to occur, such as conditions in the global financial markets and global economy that prevailed from 2008 into 2009.

Holding large and concentrated positions may expose us to losses.

Concentration of risk may reduce revenues or result in losses in our market-making, proprietary trading, investing, block trading, and underwriting businesses in the event of unfavorable market movements. We commit a fair amount of capital to these businesses, which often results in our taking positions in the securities of a particular issuer or issuers in a particular industry, country or region.

The financial services industry is subject to extensive regulation, which is undergoing major changes.

As a financial services firm, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where it operates. We also face the risk of investigations and proceedings by governmental and self-regulatory agencies in all states in which we conduct our business. Interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the financial services industry. Significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business.

The financial services industry faces substantial litigation and is subject to regulatory investigations, and we may face damage to our reputation and legal liability.

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as investigations or proceedings brought by regulatory agencies, arising in connection with our activities as a financial services company. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages, claims for indeterminate amounts of damages, or may result in penalties, fines, or other results adverse to us. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Like any corporation, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.

Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For more information regarding legal proceedings in which we are involved see “Legal Proceedings” in Part I, Item 3 herein.

Automated trading markets may adversely affect our business and may increase competition.

We have experienced intense price competition in some of our businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions. The trend toward direct access to automated, electronic markets will likely continue. It is possible that we will experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing prices.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Rubicon; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Rubicon are being made only in accordance with authorizations of management and directors of Rubicon, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Rubicon’s assets that could have a material effect on the financial statements.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports through December 31, 2009.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our wholly owned subsidiary, Newport Coast Securities, Inc., leases approximately 11,000 sq. ft. of general office space, which we occupy, with monthly rent of approximately $10,500. The lease expires on June 30, 2015. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

In addition to the matters described below, in the normal course of business, we may, from time to time, be named as defendants in various judicial, regulatory, and arbitration proceedings in the future.  The nature of such proceedings may involve large claims subjecting us to exposure. In addition, claims may be made against our broker-dealer subsidiary relating to investment banking underwritings, which may be brought as part of a class action, or may be routine retail customer complaints regarding losses in individual accounts, which are ordinarily subject to FINRA arbitration proceedings.  Our broker-dealer subsidiary may also become subject to investigations or proceedings by governmental agencies and self-regulatory organizations, which can result in fines or other disciplinary action being imposed on the broker-dealer and/or individuals.  Additionally, legal proceedings may be brought against us from time to time in the future.  In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual result in each pending matter will be.

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

These claims arise from the June 2008 merger between us and Grant Bettingen, Inc. (now known as Newport Coast Securities, Inc.) On or about August 10, 2009, we were served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (Case Number 30-2009-00290794) stemming from the same transaction and alleging 31 causes of action. These two cases have been consolidated. We believe the Bettingen claims have no merit and are awaiting a court ordered amendment to their action. As of the date of this filing, this case has been transferred to complex litigation court and we are continuing to aggressively pursue this action.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock trades sporadically on the over-the-counter bulletin board market (OTC:BB) under the symbol RBCF. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2009 and 2008.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2009		2008
	High	Low	High	Low
1st Quarter	$0.30	$0.08	$3.35	$1.75
2nd Quarter	$0.26	$0.05	$2.75	$1.35
3rd Quarter	$0.15	$0.06	$2.50	$0.21
4th Quarter	$0.53	$0.09	$0.59	$0.08

(b) Holders of Common Stock

As of April 14, 2010, there were approximately 458 holders of record of our Common Stock and 14,098,023 shares outstanding.  As of April 13, 2010, the closing price of our shares of common stock on the OTC:BB was $0.18 per share.

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

As of December 31, 2009, we granted 1,000,000 options under this plan.

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

As of December 31, 2009, we had granted options to purchase 300,000 shares under the 2007 stock acquisition plan.

Recent Sales of Unregistered Securities

On February 5, 2009, we agreed to issue Bootstrap Real Estate Investments, LLC, a company controlled by Todd Vande Hei, a former director, former executive officer and current shareholder, 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. These shares were issued in November of 2009. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

On August 21, 2009, we issued 500,000 shares of our common stock to Kathleen McPherson, a director, that were previously authorized but remained unissued. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

On August 21, 2009, we awarded a total of 1,343,750 shares of our restricted common stock for bonuses valued at $80,625 to twenty-three people associated with two of our wholly owned subsidiaries. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009.

On December 18, 2009, we issued 10,000 common stock purchase warrants to an individual as enticement for a short-term $30,000 loan.  The 10,000 warrants give the holder the right to purchase 10,000 shares of our common stock for $0.30 per share for a period of one-year. We believe the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Subsequent Issuances

On February 1, 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. The note accrues interest at 10% per annum and is convertible, at the option of the holder and subject to a 15 day redemption right by us, into shares of our common stock after August 1, 2010 at 50% of the 22 trading day average of our common stock. We believe that the execution of the note was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2009.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded financial service holding company with three wholly-owned operating subsidiaries: (i) Newport Coast Securities, Inc. (“NCS”) a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking; (ii) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in California; and (iii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provided professional assistance in the fields of residential and commercial real estate and mortgage loans in California.

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

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008 and 2009 has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage or insurance services, the impact to our real estate services has been considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest, most profitable, growth potential. In response to the current market conditions, we have ceased operations of RREM until such time there is sufficient recognition of recovery.

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

In March of 2009, we executed a non-binding letter of intent to acquire 100% of 1000 BARS, Inc., a private Nevada corporation focused on the preservation of the long-term value of assets through buying and selling strategies of physical precious metals, specializing in 1000 oz bars of silver. 1000 BARS has also developed commodity market strategies for the owners of physical bars of silver. Completion of this acquisition has been stalled due to the global economic recession and our desire to focus on our core services. However, when and if the market begins to rebound we will readdress this acquisition.

In October of 2009, we incorporated a new wholly owned subsidiary, Struxurety Corporation, to pursue the opportunities to provide core support services to small businesses; such as back office administration, general ledger accounting and general business strategy and management. However, in February of 2010 our board of directors reevaluated the Struxurety model and decided not to continue to pursue this business. As a result we transferred all ownership to the former president of Struxurety. We did not invest any significant financial resources to Struxurety.

Results of Operations

The following tables summarize selected items from the statement of operations for the years ended December 31, 2009 and 2008.

Revenue:
	Years Ended
	December 31,		Increase/(Decrease)
	2009	2008	$	%
Consolidated
Revenue	$12,400,188	$4,912,090	$7,488,098	152%
Operating expenses	12,856,977	9,655,974	3,201,003	33%
Net operating (loss)	$(456,789)	$(4,743,884)	$(4,287,098)	(90%)

Our revenues increased 152% during fiscal 2009. In 2008, we were continuing to invest significant financial and administrative resources towards the closing of the acquisition of NCS, which was consummated on June 2, 2008. The significant revenue increase for the year over year periods is the result of the significant resources expended prior to the acquisition of NCS and the consolidated results of operations for NCS. Further, the results of operations for 2008 only include those of NCS for the period from June 2, 2008 through December 31, 2008.

During the year ended December 31, 2009, although our operating expenses increased by 33%, we reduced our net operating loss by 90% over the year ended December 31, 2008. Included in our net loss for the year ended December 31, 2009 were non-cash expenses totaling $544,601 relating to the issuance of shares of our common stock for services and amortization of options issued for services.

Revenue by Segment

	Years Ended
	December 31,		Increase/(Decrease)
	2009	2008	$	%
Revenue
Brokerage services	$11,845,382	$4,366,541	$7,478,841	171%
Insurance services	527,293	362,091	165,202	46%
Mortgage services	27,513	183,458	(155,945)	(85%)
Total revenue	$12,400,188	$4,912,090	$7,488,098	152%

Brokerage Services: The acquisition of NCS was completed on June 2, 2008 and accordingly we have only included revenue from the date of closing to December 31, 2008 and for fiscal 2009. NCS represents our cornerstone of services and has contributed approximately 96% of our total revenue for 2009. Revenue for fiscal 2009 was $11,845,382 compared to $4,366,541for the period from June 2, 2008 to December 31, 2008.

Insurance Services: RFIS experienced an increase of 46% in revenues from insurance services for fiscal 2009; earning $527,293 during 2009 compared to $362,091 in 2008. This increase was primarily due to renewal revenue and an increase in commercial policies during the year ended December 31, 2009. During the last quarter of 2009, RFIS began to reduce its  commercial trucking as a line of business and in March of 2010 sold its commercial trucking business, which is anticipated to have a marginal effect on gross revenues for fiscal 2010.

Mortgage Services: In 2008, RREM generated revenue through commissions earned on the sale of residential real estate and mortgage brokerage services, these services were dramatically reduced in fiscal 2009 as a result of the severe downturn in the overall real estate market, especially in Southern California.  During 2009 RREM earned $27,513 in commissions compared to $183,458 for 2008. The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate and other services. RREM is currently dormant pending a rebound of the real estate market.

Selling and Administrative Expenses:

	Years Ended
	December 31,		Increase/(Decrease)
	2009	2008	$	%

Commissions and other direct costs	$9,520,289	$3,773,120	$5,747,169	152%
Consulting	293,115	14,317	278,798	1,947%
Professional fees	877,422	273,378	604,044	221%
Executive compensation	856,663	3,688,914	(2,832,251)	(77%)
General expenses	1,258,020	1,868,667	(610,647)	(33%)
Depreciation	51,468	37,578	13,890	37%
Operating expenses	$12,856,977	$9,655,974	$3,201,003	33%

Operating expenses increased 33% in 2009 over the previous year ended December 31, 2008. This increase was anticipated as we incurred significant additional expenses for consulting and professional fees. However, as a result of the global recession, we attempted to reduce excess overhead by reducing general expenses by 33% and executive compensation by 77%.

Our direct costs are comprised of commissions paid to associates and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

NCS:

On June 2, 2008, we consummated our staged acquisition of NCS, which began with the purchase of a 15% interest in September 2007 and an additional 6% in March of 2008. We have included the revenue and expenses of NCS from the date of acquisition through December 31, 2008 and for the year ended December 31, 2010. We expect the amounts recognized in the period ended December 31, 2009 to be indicative of future operating expenses.

The amounts consolidated from the activities of NCS are as follows:

	Year Ended	Acquisition to
	December 31, 2009	December 31, 2008
Brokerage services
Direct costs	$9,356,359	$3,536,277
Consulting	210,593	(101,803)
Professional fees	423,650	47,185
Executive compensation	212,615	203,639
General expenses	929,126	866,209
Depreciation	15,851	4,168
Operating expenses	$11,148,194	$4,555,676

RFIS:

	Years Ended
	December 31,		Increase/(Decrease)
	2009	2008	$	%
Insurance services
Direct costs	$141,984	$156,578	$(14,594)	(9%)
Consulting	847	13,188	(12,341)	(9%)
Professional fees	5,396	25,500	(20,104)	(79%)
Executive compensation	55,000	60,000	(5,000)	(8%)
General expenses	265,799	257,996	7,803	3%
Depreciation	658	658	-	-
Operating expenses	$469,684	$513,920	$(44,236)	(9%)

RFIS experienced a 9% reduction in operating expenses and direct costs for the year 2009 over 2008. To meet the objectives of our business plan, RFIS initially focused on personal insurance lines including home, auto and life. In 2009, RFIS expanded its focus to included full commercial lines, including trucking, into its product mix. On average, RFIS will pay a 65% commission to its agents on each commercial policy written verses approximately 5% on personal lines.

RREM:

	Years Ended
	December 31,		Increase/(Decrease)
	2009	2008	$	%
Mortgage services
Direct costs	$21,946	$80,265	$(58,319)	(73%)
Consulting	-	3,710	-	-
Professional fees	-	9,000	-	-
Executive compensation	-	59,318	-	-
General expenses	1,069	159,274	(158,205)	(99%)
Depreciation	934	934	-	-
Operating expenses	$23,949	$312,501	$(288,552)	(92%)

RREM recorded direct costs primarily comprised of commissions paid to agents and brokers, loan fees and miscellaneous costs directly attributed to the revenue earned. RREM had a 73% decrease primarily as a result of winding down the business as a result of the downturn in the real estate market.

Other income and (expense)

	Years Ended
	December 31,		Increase/(Decrease)
	2009	2008	$	%
Consolidated
Interest (expense)	$(28,617)	$(3,801)	$24,870	654%
Interest (expense) – related party	-	(11,239)	-	-
Interest income	17,500	47,123	(29,623)	(63%)
Interest income – related party	-	1,075	-	-
Dividend income	-	121,200	-	-
Other income (expense)	-	(136,390)	-	-
Realized (losses)	-	(70,403)	-	-
Unrealized (loss) on securities	(202,763)	(252,861)	(50,098)	(20%)

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 63% decline in interest income as a direct result of our depletion of cash resources held in interest bearing money market accounts. Interest expense relates to the use of corporate credit cards incurred during ordinary course of business. We expect this amount to remain unchanged throughout fiscal 2010.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital.  During 2009, we raised $142,000 through a combination of notes payable and a working line of credit. Further, in February of 2010, we borrowed an additional $100,000 pursuant to a one-year convertible promissory note. As of December 31, 2009 we had available cash of $746,885. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through fiscal 2010. Consequently, in addition to cash generated from operations, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

At our subsidiary levels, we have increased our number of employees to a level which satisfies our current requirements in an economically sensible manner. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee two executives and seven administrative staff within NCS. RFIS is staffed with one executive and two part time administrative support persons. Due to the dramatic downturn in the real estate markets, RREM is currently dormant and has ceased operations.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2009 compared to December 31, 2008.

			Increase / (Decrease)
	December 31, 2009	December 31, 2008	$	%

Current Assets	$2,510,357	$1,596,550	$913,807	57%
Current Liabilities	2,311,106	1,476,862	834,244	56%
Working Capital	$199,251	$119,688	$(79,563)	(66%)

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $746,885 in un-restricted cash on hand at December 31, 2009 will only be sufficient to sustain operations through fiscal 2010.  As a result, we anticipate the need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  Along these lines, in February of 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2009 and 2008, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

Investment banking revenues and advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses.  The Company recognizes commissions from its broker services based on a settlement date basis.  Fees billed and collected before services are performed are included in deferred revenue.  Normal expenses are recorded when the obligation is incurred.

RFIS currently earns commissions paid by insurance companies which are based on a percentage of the premium charged to the policyholder and considered earned over the term of the policy. Deferred commissions are related to the unexpired terms of the policies in force.

For real estate and/or mortgage services, the Company recognizes revenue upon the closing of a sale of real estate and/or mortgage.

Recent Accounting Developments

On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. Management has determined that adoption of this pronouncement has not material impact on the financial statements.

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company adopted this standard effective the second quarter of 2009.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company evaluated the effect of the adoption of FSP 157-4 and determined that it did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  This will not have an impact on the Company’s financial position, results of operations or cash flows.

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

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

Our entire board of directors meets with our management and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The board of directors oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholders’ investments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rubicon Financial Incorporated
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Rubicon Financial Incorporated and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Rubicon Financial Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubicon Financial Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
April 14, 2010

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash	$746,885	$212,657
Cash – restricted	311,670	201,571
Marketable securities	508,428	530,380
Accounts receivable	683,412	481,523
Prepaid expenses	123,402	41,311
Notes receivable	124,202	103,500
Notes receivable – related party	12,358	25,608
Other current assets	746,885	-
Total current assets	2,510,357	1,596,550

Fixed assets, net of accumulated depreciation of $186,033 and $134,565, respectively	84,213	136,159

Other assets:
Contract advances	154,445	277,197
Deposits	39,471	38,554
Intangible assets – customer list	2,439,671	2,439,671
Total other assets	2,633,587	2,755,422
Total assets	$5,228,157	$4,488,131

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$525,896	$242,335
Accrued expenses	1,076,983	583,437
Investment obligation	487,000	487,000
Deferred revenue	74,014	147,367
Capital lease obligation	-	12,223
Line of credit	100,000	-
Note payable	42,000	-
Note payable and accrued interest – related party	5,213	4,500
Total current liabilities	2,311,106	1,476,862

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares
authorized, no shares issued and outstanding
As of December 31, 2009 and 2008, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares
authorized, 62,500 shares and no issued and outstanding
as of December 31, 2009 and 2008, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,098,023 and 11,976,773 shares issued and outstanding
as of December 31, 2009 and December 31, 2008, respectively	14,097	11,977
Common stock owed but not issued, none and 499,790
as of December 31, 2009 and December 31, 2008, respectively	-	498
Additional paid in capital	18,113,350	17,971,575
Unamortized shares issued for services	-	(433,108)
Other comprehensive (loss)	(814,624)	(611,861)
Accumulated (deficit)	(14,395,835)	(13,927,875)
Total stockholders’ equity	2,917,051	3,011,269
Total liabilities and stockholders’ equity	$5,228,157	$4,488,131

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

Revenue	$12,400,188	$4,912,090

Expenses:
Commissions and other direct costs	9,520,289	3,773,120
Consulting	293,115	14,317
Professional fees	877,422	273,378
Executive compensation	856,663	3,688,914
General and administrative expenses	1,258,020	1,868,667
Depreciation	51,468	37,578
Total expenses	12,856,977	9,655,974

Net operating (loss)	(456,789)	(4,743,884)

Other income (expense):
Interest expense	(28,671)	(3,801)
Interest expense – related party	-	(11,239)
Interest income	17,500	47,123
Interest income – related party	-	1,075
Dividend income	-	121,200
Other income (expense)	-	(136,390)
Realized (losses) on investments	-	(73,403)
Total other income (expense)	(11,171)	(55,435)

Net (loss)	$(467,960)	$(4,799,319)

Other comprehensive income (loss):
Unrealized loss on securities	(202,763)	(252,861)

Net comprehensive loss	$(670,723)	$(5,052,180)

Weighted average number of common shares
outstanding – basic and fully diluted	12,715,475	11,487,102

Net (loss) per share – basic and fully diluted	$(0.04)	$(0.42)

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated Statements of Changes in Stockholders’ Equity
	Preferred Stock		Common Stock		Common Stock owed but not issued	Additional Paid-in Capital	Unamortized Compensation	Other Compre- hensive	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	-	$-	10,724,273	$10,724	$559	$15,077,054	$(2,878,413)	$(359,000)	$(9,128,556)	$2,722,367

Shares issued that were previously authorized			45,000	45	(45)	-	-	-	-	-
Shares issued for cash, net of financing costs	-	-	85,000	85	-	143,915	-	-	-	144,000
Preferred shares issued for cash, net of financing costs	62,500	63	-	-	-	112,437	-	-	-	112,500
Shares issued for services	-	-	22,500	23	-	37,977	-	-	-	38,000
Options issued pursuant to employment agreement	-	-	-	-	-	699,764	-	-	-	699,764
Cancellation of shares	-	-	(100,000)	(100)	(16)	116	-	-	-	-
Amortization of shares issued for services	-	-	-	-	-	-	2,445,305	-	-	2,445,305
Shares issued for acquisition	-	-	1,200,000	1,200	-	1,678,800	-	-	-	1,680,000
Forgiveness of related party debt	-	-	-	-	-	221,512	-	-	-	221,513
Other comprehensive loss	-	-	-	-	-	-	-	(252,861)	-	(252,861)
Net (loss) for the year ended
December 31, 2008	-	-	-	-	-	-	-	-	(4,799,319)	(4,799,319)

Balance, December 31, 2008	62,500	63	11,976,773	$11,977	$498	$17,971,575	$(433,108)	$(611,861)	$(13,927,872)	$3,011,269

Shares issued that were previously authorized	-	-	500,000	498	(498)	-	-	-	-	-
Shares issued to satisfy accounts payable	-	-	155,000	150	-	11,754	-	-	-	11,904
Shares issued for services	-	-	1,471,250	1,472	-	110,021	-	-	-	111,493
Forgiveness of related party debt	-	-	-	-	-	20,000	-	-	-	20,000
Amortization of shares issued for services	-	-	-	-	-	-	433,108	-	-	433,108
Other comprehensive loss	-	-	-	-	-	-	-	(202,763)	-	(202,763)

Net (loss) for the year ended
December 31, 2009	-	-	-	-	-	-	-	-	(467,960)	(467,960)

Balance, December 31, 2009	62,500	$63	14,098,023	$14,097	$-	$18,113,350	$-	$(814,624)	$(14,395,835)	$2,917,051

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net (loss)	$(467,960)	$(4,799,319)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	51,468	37,578
Minority interest (losses)	-	73,403
Shares and options issued for services	111,493	737,764
Amortization of equity based compensation	433,108	2,445,305
Changes in operating assets and liabilities:
Accounts receivable	(201,889)	(161,491)
Prepaid expenses	(82,091)	(5,858)
Accrued interest receivable	(7,452)	(4,906)
Deposits and other assets	121,835	(21,200)
Accounts payable and accrued liabilities	802,383	293,669
Investment obligation	-	383,000
Deferred revenue	(73,353)	112,257
Accrued interest payable – related party	713	(11,239)
Net cash (used) by operating activities	688,255	(921,036)

Cash flows from investing activities
Payments on notes receivable – related party	-	798
Purchase of fixed assets	(12,894)	(68,281)
Distribution of assets – related party	-	89,716
Purchase of intangible assets	-	(1,103,420)
Purchase of investments	(180,811)	(121,200)
Net cash (used) by investing activities	(193,705)	(1,202,387)

Cash flows from financing activities
Cash acquired with the merger	-	388,610
Proceeds from line of credit	100,000	-
Proceeds from note payable	42,000	-
Payments on capital lease	(12,223)	-
Preferred shares issued for cash	-	112,500
Common shares issued for cash	-	144,000
Net cash provided by financing activities	149,777	645,110

Net (decrease) increase in cash	644,327	(1,478,313)
Cash – beginning	414,228	1,892,541
Cash – ending	$1,058,555	$414,228

Supplemental disclosures:
Interest paid	$21,066	$6,457
Income taxes paid	$800	$800
Non-cash financing activities:
Shares and options issued for services	$111,493	$737,764
Shares issued for acquisition	$-	$1,680,000
Shares issued for accounts payable	$11,904	$-

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Notes to Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization
The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries. On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation (“DAC”), a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd. On September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. a wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly-owned subsidiary of the Company. The Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding shares of RFIS. On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada corporation. Effective May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc. a wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding shares of RREM.  On June 2, 2008, the Company completed its acquisition of Newport Coast Securities, Inc. (“NCS”) (formerly Grant Bettingen, Inc.), a California corporation registered with the Financial Industry Regulatory Authority. Pursuant to an agreement and plan of merger, the Company issued 1,200,000 shares of its common stock and agreed to pay cash totaling $974,000 in exchange for 100% of the outstanding shares of NCS.

Principles of Consolidation
The financial statements include those of: Rubicon Financial Incorporated (“Rubicon”); and its wholly owned subsidiaries, Rubicon Financial Insurance Services, Inc. (“RFIS”), Rubicon Real Estate and Mortgages, Inc. (“RREM”), and Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. Rubicon and its subsidiaries are collectively referred to herein as the “Company”.

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

Cash Equivalents
The Company maintains cash balances in interest and non-interest bearing accounts.  For the purpose of these financial statements, all highly liquid cash and investments with a maturity of three months or less are considered to be cash equivalents.

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

Equipment                                3-5 years
Furniture                                      7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2009.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2009 and 2008.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2009 and 2008, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

For real estate and/or mortgage services, the Company recognizes revenue upon the closing of a sale of real estate and/or mortgage.

Investment banking revenues and advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses.  The Company recognizes commissions from its broker services based on a settlement date basis.  Fees billed and collected before services are performed are included in deferred revenue.  Normal expenses are recorded when the obligation is incurred.

Advertising Costs
The Company expenses all costs of advertising as incurred. There was $1,799 and $9,272 of advertising costs included in general and administrative expenses for the years ended December 31, 2009 and 2008, respectively.

Available-for-sale securities
The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

Income Taxes
The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company’s financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company’s financial instruments approximate their fair values as of December 31, 2009 and 2008 due to their short-term nature.  See Note 18 for further details.

Loss per Common Share
Net loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2009 and 2008, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009, the Company had approximately $325,000 in excess of FDIC insured limits.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Pronouncements
On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. Management has determined that adoption of this pronouncement has not material impact on the financial statements.

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company adopted this standard effective the second quarter of 2009.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company evaluated the effect of the adoption of FSP 157-4 and determined that it did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  This will not have an impact on the Company’s financial position, results of operations or cash flows.

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Year-end
The Company has adopted December 31 as its fiscal year end.

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,395,835 since inception and incurred net losses of $467,960 and $4,799,319 for the years ended December 31, 2009 and 2008.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson”) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2009, the Company maintained deposits with Penson and Wedbush of $250,405 and $61,265, respectively, for total restricted cash of $311,670.

NOTE 4 – Intangible Assets – customer lists
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, the Company identified intangible assets in the NCS customer lists that were valued at $2,403,671. In addition, during the year ended December 31, 2008, RFIS purchased a customer list for $36,000 in order to seek insurance business from the commercial trucking industry.  Both intangible assets were evaluated for impairment as of December 31, 2009 and 2008 and management determined that no impairment was needed.  Total intangible assets as of December 31, 2009 and 2008 was $2,439,671.

NOTE 5 - Marketable securities
On November 27, 2007, the Company entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby the Company agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. The Company recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On August 8, 2008 AMIN issued a stock dividend equal to 40,000 shares of their common stock. The fair value of the dividend was $121,200.  On February 26, 2009, Hammond Industries stock was spun-out of the AMIN stock and the Company received 480,000 shares.  On December 31, 2009 the Hammond stock was valued at $26,400.

In addition to the above securities, the Company owns securities in ten other companies either acquired through purchase or as payment on revenue earned.

On December 31, 2009, the marketable securities had a fair value of $508,428 based on market prices.  The Company has cost of $1,323,052 in these securities and has recorded other comprehensive loss in the amount of $814,624 to adjust the carrying value to the market value as of December 31, 2009.  As of December 31, 2008, the other comprehensive loss was $611,861.  Unrealized loss on securities of $202,763 and $252,861 was recorded in comprehensive income for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 – Notes receivable
On April 18, 2008, the Company amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and matured on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum.  On March 18, 2008, the Company received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The combined outstanding principal balance as of December 31, 2009 and 2008 was $24,202.  Accrued interest earned on this note was $2,858 as of December 31, 2009.  The Company is currently amending the note with Mr. Newman whereby the note would be paid in full before December 31, 2010.

On June 3, 2008, the Company was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement” as discussed in Note 7. The note accrues interest at a rate of 6% per annum and was due June 1, 2009.   The loan was not repaid and subsequently the Company took legal action against Mr. Riviello.  As of December 31, 2009, the Company is still in litigation on this matter and has not been able to collect on the principal balance, which remains $100,000.  Accrued interest earned on this note was $9,500 as of December 31, 2009.

NOTE 7 - Investments
During 2008, the Company purchased a 24.9% interest in Maximum Financial Investment Group, Inc. (“MFIG”). The Company recorded its investment in accordance with the equity method, whereby the carrying value of the investment is adjusted based on the net income or losses and any dividends paid. During the year ended December 31, 2008, MFIG ceased operations and as a result, the Company recorded realized losses totaling $50,000, the full value of its investment.

On June 3, 2008, the Company entered into a Stock Repurchase and Settlement Agreement with AIS Financial, Inc. (“AIS”) and Marc Riviello whereby the Company returned its previously purchased 24.9% interest in AIS in exchange for the cancellation of 100,000 shares of the Company’s common stock and a note receivable from Mr. Riviello in the amount of $100,000 (See Note 6), representing the original amounts paid by the Company for the acquisition of the minority interest in AIS.

As of December 31, 2009, the Company has no investments other than the securities discussed in Note 5.

NOTE 8 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation.

The Company’s operations were previously funded by a former officer. As of September 30, 2008, total amounts loaned to the Company by this officer were $156,014. The proceeds loaned had been used to fund operations.  The note had an interest rate of 10% per annum and was due on demand. On December 31, 2008, the principal balance of $156,014 and accrued interest totaling $65,498 was forgiven.  The Company recorded the debt forgiveness as contributed capital in the amount of $221,512.

On March 27, 2008, the Company entered into an employment agreement with its former President. Pursuant to the agreement, annual compensation in the amount of $96,000 commenced on April 1, 2008 and expired on March 31, 2009.  On November 15, 2008, the former President retired and all compensation earned to date was paid in full.

On April 3, 2008, the Company entered into an agreement with the former President of RREM, Joel Newman, whereby the Company agreed to extend Mr. Newman’s amended note an additional one year period in exchange for a lock-up agreement on all 284,000 shares of the Company’s common stock currently held by Mr. Newman for a period of two years.

On June 2, 2008, NCS entered into a five (5) year employment agreement with Grant Bettingen, the former principal and shareholder of NCS. Pursuant to the agreement, Mr. Bettingen was to receive annual compensation of $120,000 during the first year of the agreement. In addition, Mr. Bettingen was granted 500,000 options to purchase the Company’s common stock at a price of $1 per share for a period of five (5) years as a signing bonus. The fair value of the options using the Black-Scholes pricing model was $699,764. The options are fully vested and the Company recorded the full value as executive compensation as of December 31, 2008. Mr. Bettingen’s employment agreement was terminated in March of 2009.

On June 24, 2008, the Company issued a total of 17,500 shares of its restricted common stock to its Board of Director’s as compensation for their services. The fair value of the shares issued was $28,000 and was expensed as of December 31, 2008.

On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by a former director/officer. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share.  These shares were issued in November of 2009.

On July 15, 2009, the Company issued 2,500 shares of its restricted common stock to each of the three members of its Board of Director’s (7,500 shares in total) for their services. The fair value of the shares issued was $1,050, or $0.14 per share, and was expensed as of December 31, 2009.

As of December 31, 2009 and 2008, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

NOTE 9 – Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2009	2008
Furniture	$37,450	$50,821
Equipment	201,798	188,905
Software	30,998	30,998
	270,246	270,724
Accumulated depreciation	(186,033)	(134,565)
	$84,213	$136,159

During the years ended December 31, 2009 and 2008, depreciation expense was $51,468 and $37,578, respectively.

NOTE 10 – Notes payable
Short-term debt consists of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Demand note payable to an officer and shareholder for $4,500, unsecured and due on demand	$5,213	$4,500

Capital lease obligation, maturing October 2009	-	12,223

Line of credit, $100,000 limit bearing 2.75%, maturing on March 25, 2010, secured by cash held in impound account at the bank	100,000	-

Promissory note to an unrelated party for $30,000, secured by 100,000 shares of common stock, due January 31, 2010, bearing interest of 69%	30,000	-

Demand note payable to an unrelated party for $12,000, unsecured and due on demand	12,000	-
	$147,213	$16,723

Interest expense for the year ended December 31, 2009 and 2008 was $28,671 and $3,801 respectively. Interest payable to a related party, included above, is $713 as of December 31, 2009.

NOTE 11 – Income taxes
The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2009 and 2008.

The Company’s operations for the year ended December 31, 2009 and 2008 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2009 and 2008, the Company has net operating loss carry-forwards which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes consist of the following:

	As of December 31,
	2009	2008
Current tax	$-	$-
Benefits of operating loss carryforward	160,000	1,630,000
Change in valuation allowance	(160,000)	(1,630,000)
Provision for income tax	$-	$-

Below is a summary of deferred tax asset calculations as of December 31, 2009 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34%
Net operating loss	$10,431,282	$3,546,636
Unrealized losses	814,624	276,972
		3,823,608
Valuation allowance		(3,823,608)
Deferred tax asset		$-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2009.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2009	2008
Federal and state statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)
	-	-

NOTE 12 – Stockholders’ equity

Common Stock
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

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock; of which 1,000,000 shares are designated as 8% Series A Convertible Preferred Stock. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series.

8% Series A Convertible Preferred Stock
Holders of 8% Series A Convertible Preferred Stock shall not have the right to vote on matters that come before the stockholders. The Series A Convertible Preferred Stock is redeemable at the Company’s option, in whole or in part, at a redemption price of $2.00 per share. Series A Convertible Preferred Stock may be converted at a rate of four shares of common stock for each share of Series A Convertible Preferred stock. Series A Convertible Preferred Stock ranks senior to common stock in the event of liquidation. Holders’ of Series A Convertible Preferred Stock shall be entitled to a 8% annual dividend payable in cash or common stock at a rate of $0.50 per share, accrued and payable on a semi-annual basis, subject to adjustments resulting from stock splits, recapitalization, or share combination.

2008 Issuances
On April 8, 2008, the Company issued 45,000 shares of its common stock that was owed as of December 31, 2007.

During the year ended December 31, 2008, the Company issued 85,000 shares of its common stock pursuant to subscription agreements for cash totaling $170,000, or $2 per share.  The Company paid fees in connection with the sale of its common stock totaling $26,000, which was deducted from the proceeds.

During the year ended December 31, 2008, the Company issued 5,000 shares of its common stock to an employee as a bonus for past services. The fair value of the shares on the date of grant was $10,000, which was expensed as additional compensation.

On March 31, 2008, the Company cancelled 13,401 shares previously authorized and unissued pursuant to an agreement with its former Chief Financial Officer.

On June 2, 2008, the Company issued 1,200,000 shares of its common stock as partial consideration for the acquisition of NCS. In addition, the Company granted Mr. Grant Bettingen, the former stockholder and principal of NCS, an option to purchase 500,000 shares of the Company’s common stock at $1 per share for a period of five years in connection with Mr. Bettingen’s employment agreement with NCS.

On June 3, 2008, the Company entered into an agreement for the cancellation of 100,000 shares previously issued as partial consideration for its purchase of 24.9% of the total outstanding shares of AIS pursuant to the Share Repurchase and Settlement Agreement.

On June 24, 2008, the Company issued 17,500 shares of its restricted common stock to its Board of Director’s for their services. The fair value of the shares, $28,000, was expensed as executive compensation.

During the year ended December 31, 2008, we issued 62,500 shares of Series A Convertible Preferred stock to individuals for cash totaling $125,500. In addition, we paid financing costs in the amount of $12,500 to our wholly owned subsidiary NCS, which has been recorded to paid in capital as of December 31, 2008.

As of December 31, 2008, there were 62,500 preferred shares and 11,976,773 common shares issued and outstanding.  There were also 500,000 common shares owed but not issued.

2009 Issuances
On August 21, 2009, the Company issued 500,000 shares of common stock that were owed but not issued as of December 31, 2008.

On February 5, 2009, the Company entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by a former director. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share. The Company recorded an expense to executive compensation of $30,000. These shares were issued in November of 2009.

On July 15, 2009, the Company authorized the issuance of 2,500 shares of its common stock to each of its three directors (7,500 total) as consideration for their services.  The stock was valued at $1,050 and expensed.

In August of 2009, the Company issued 150,000 shares of its common stock in satisfaction of $11,904 of accounts payable from previous years.

On August 21, 2009, the Company awarded a total of 1,343,750 shares of its restricted common stock to twenty-three employees for bonuses.  The stock was valued at $80,625 based on the market price of $0.06 on the day of the grant.  The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan.

As of December 31, 2009, there were 62,500 preferred shares and 14,098,023 common shares issued and outstanding.  There were no shares owed but not issued.

NOTE 13 – Warrants and options

Warrants
On August 24, 2006, the Company issued 100,000 Common Stock Purchase Warrants to an individual in conjunction with equity financing. The 100,000 Common Stock Purchase Warrants gave the holder the right to purchase 100,000 shares of common stock of the Company for $3.00 a share. The aggregate fair value of such warrants totaled $192,628 based on the Black-Scholes pricing model using the following estimates:  5% risk free rate, 100% volatility and expected life of the warrants of 3 years.  These warrants expired in August of 2009.

During the year ended December 31, 2009, the company issued 10,000 common stock purchase warrants to an individual as enticement for a short-term $30,000 loan.  The 10,000 warrants give the holder the right to purchase 10,000 shares of common stock of the Company for $0.30 per share.  These warrants expire on December 18, 2010.

Options
On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with its chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share. The aggregate fair value of the option grant totaled $1,299,325. As of December 31, 2009 and 2008, $433,108 was expensed as executive compensation in each year and nothing remained in unamortized shares issued for services. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 4.70% risk free rate, 295% volatility, and an expected life of the option of 5 years.

On February 1, 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to its employment agreement between RFIS, its wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. As of December 31, 2009 and 2008, no options had been earned. Once earned, the holder will have the right to purchase up to 300,000 shares of the Company’s common stock $2.45 per share.

On May 11, 2007, the Company granted options to purchase up to 200,000 shares of its common stock pursuant to its employment agreement between RREM, its wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $2.00 of net income generated by RREM at the end of each fiscal year, based upon the RREM’s audited financial statements. As of December 31, 2009, no options had been earned. Once earned, the holder will have the right to purchase up to 200,000 shares of the Company’s common stock at $1.00 per share.  During the year ended December 31, 2008, the Company cancelled the 200,000 options upon the holder’s resignation.

On December 26, 2007, the Company granted options to purchase up to 500,000 shares of its common stock to its principal financial officer as a bonus for services performed during the year ended December 31, 2008. The holder had the right to purchased up to 500,000 shares of common stock of the Company for $2.50 per share. The aggregate fair value of the option grant totaled $1,499,990 and was expensed as executive compensation. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 3.72% risk free rate, 399% volatility, and an expected life of the option of 5 years. These options were cancelled during the year ended December 31, 2009.

On June 2, 2008, the Company granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS. The fair market value of the options based on the Black-Scholes model is $699,764 using the following assumptions:  Strike Price $1; Stock Price $1.40; Volatility 315%; Term 5 years; Dividend Yield 0%; Interest Rate 3.25%.  The Company recorded executive compensation in the amount of $699,764.

A summary of stock options and warrants as of December 31, 2009 and 2008 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/08:	1,500,000	$1.79	100,000	$3.00
Granted	500,000	1.00	-	-
Cancelled	(200,000)	1.00	-	-
Exercised	-
Outstanding as of 01/01/09:	1,800,000	$1.66	100,000	$3.00
Granted	-	-	10,000	0.30
Cancelled	(500,000)	2.50	-	-
Expired	-	-	(100,000)	3.00
Outstanding as of 12/31/09:	1,300,000	$1.33	10,000	$0.30
Vested as of 12/31/09:	1,000,000	$1.00	10,000	$0.30

NOTE 14 – Operating Segments
The Company’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered. Each segment operates in a distinct industry: brokerage services (NCS), mortgage and real estate services (RREM) and personal and commercial insurance services (RREM).  Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

Net revenues as shown below represent commissions earned for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure.
The Company evaluates performance of individual operating segments based on pre-tax income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent corporate costs that are not allocated to the operating segments including; insurance, office, legal, accounting, depreciation, executive compensation, and other professional services expenses.  Such costs have not been allocated from the parent to the subsidiaries.

	The Years Ended
	December 31,
	2009	2008
Revenue
Insurance services	$527,293	$362,091
Mortgage services	27,513	183,458
Brokerage services(1)	11,845,382	4,366,541
	12,400,188	4,912,090

Operating expenses
Insurance services	473,152	513,920
Mortgage services	24,630	312,501
Brokerage services(1)	11,156,380	4,555,675
Corporate	1,213,986	4,329,313
	12,868,148	9,711,409

Net loss	$(467,960)	$(4,799,319)

(1)	The 2008 column represents the period from June 2, 2008 (the date of the NCS acquisition) through December 31, 2008. The 2009 column represents the entire year’s activities.

NOTE 15 – Commitments and Contingencies

Employment agreements
On March 27, 2008, the Company entered into an employment agreement with its former President. Pursuant to the agreement, the President was to receive annual compensation in the amount of $96,000 commencing on April 1, 2008 and expiring on March 31, 2009. On November 15, 2008, the former President retired from his position with the Company and the employment agreement was terminated.

On June 2, 2008, NCS entered into an employment agreement with Grant Bettingen, the former principal and founding shareholder of NCS. Pursuant to the agreement, Mr. Bettingen was to receive annual compensation in the amount of $120,000, subject to 10% annual increases, for a period of five years. As an inducement to enter into the agreement, the Company granted Mr. Bettingen and option to purchase up to 500,000 shares of its common stock as a signing bonus. The options are fully vested and valued at $699,764 (see Note 13).  In March of 2009, Mr. Bettingen was terminated and the employment agreement was terminated.

Litigation
Grant Bettingen Lawsuit
In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction. The cases have been consolidated and are currently pending. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2009 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

General Litigation
In addition to the above referenced lawsuit, the Company has several pending claims and arbitrations incurred in the normal course of business. In the Company’s opinion, such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by its insurance policies, or its insurance carriers could refuse to cover certain of these claims in whole or in part. The Company accrues costs to defend itself from litigation as it is incurred or as it becomes determinable.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $347,500 as of December 31, 2009 for these matters, which is included in accrued expenses on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Office lease agreements
As of December 31, 2009, NCS subleased office space, which was occupied by the Company and its other subsidiaries, under a short-term lease agreement expiring in January of 2010.  The amount due for January 2010 was $8,690.  During January 2010, the Company moved its offices to another location as noted below.

On October 21, 2009, NCS entered into a long-term lease agreement commencing January 1, 2010 and ending on June 30, 2015.  This space is occupied by the Company and its other subsidiaries. The annual lease payments due pursuant to this agreement are as follows:

Years Ending
December 31,	Amount
2010	$125,880
2011	188,820
2012	193,016
2013	199,310
2014	205,604
2015	104,900
Total	$1,017,530

Rent expense is included in general and administrative expense and totaled $246,869 and $227,484 for the years ended December 31, 2009 and 2008, respectively.

NOTE 16 – Net capital requirement
The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2009, NCS had net capital of $445,145 and was $345,145 in excess of its required net capital of $100,000.

NOTE 17 – Business Combination Achieved in Stages
On June 2, 2008, the Company completed the acquisition of NCS, pursuant to the June 28, 2007 Agreement and Plan of Merger, by completing the purchase of 100% of the outstanding common stock of NCS for a total purchase price of $3,229,364.  On September 7, 2007, the Company entered into a stock purchase agreement whereby it agreed to purchase a 15% interest in NCS for cash totaling $360,000. The Company had accounted for this investment as “Available for Sale” as required by FAS 115. On March 7, 2008, the Company entered into Amendment No. 3 to the Merger Agreement whereby NCS agreed to sell an additional 6% of its outstanding shares prior to the closing for a purchase price of $400,000. The Company paid $312,500 towards to additional interest leaving a balance owed of $87,500 which was eliminated by NCS upon closing of the merger.

During the acquisition phases of the Agreement and Plan of Merger, the Company’s interest in NCS initially consisted of 15% of the total outstanding shares, amendment number three (3) increased its interest in NCS to 21% with the purchase of an additional 6% interest. Upon completion of the continuation in management process with FINRA, the Company acquired the remaining 79% of the total outstanding shares in exchange for $789,364 in cash and 1,200,000 shares of its common stock. During the acquisition stages, the Company adjusted accounting treatment of its investment in NCS initially from “Available for Sale” to the equity method as required by SFAS 115. As a result, the Company expensed $315,000 of previously unrecognized other comprehensive losses and recorded minority interest losses in the amount of $43,403 resulting in a net investment of $2,870,961.

Pursuant to SFAS 141 (R), the Company recognized the identifiable assets acquired and the liabilities assumed as follows:

At June 2,
2008
Consideration:
Cash	$789,364
Equity instruments (1,200,000 common shares of the Company1)	1,680,000
Fair value of total consideration transferred	2,469,364
Fair value of the Company’s equity interest in NCS prior to combination	401,597
$2,870,961

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$887,422
Property, plant and equipment	62,517
Identifiable intangible assets – Customer lists2 (See Note 4)	2,403,671
Financial liabilities	(482,649)
Total identifiable net assets	$2,870,961

1 The fair value of the 1,200,000 common shares issued as part of the consideration paid for 79% NCS was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

2 The Company allocated the consideration paid in excess of the fair value of assets acquired and liabilities assumed towards the identifiable intangible customer lists acquired. The estimated net future cash flows from these relationships are estimated to be approximately $3,250,000 annually based on the assets under management at the time of acquisition.

The amounts of NCS’s revenue and expenses included in the Company’s consolidated income statement for the year ended December 31, 2008, and the unaudited revenue and expenses of the combined entity had the acquisition date been January 1, 2008 are:

	Revenue	Expenses
Actual from June 3, 2008 to December 31, 2008	$4,366,541	$4,346,889
Supplemental pro forma from
January 1, 2008 to December 31, 2008	$6,328,987	$6,553,190

Note 18 - Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Fair Value
Cash	$414,228	$-	-	$414,228
Accounts receivable	-	481,523	-	481,523
Marketable securities	530,380	-	-	530,380
Notes and interest receivable	-	129,108	-	129,108
Accounts payable	-	242,335	-	242,335
Accrued expenses	-	583,437	-	583,437
Current debt	-	16,723	-	16,723
Total	$944,608	$1,453,126	$-	$2,397,734

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,058,555	$-	-	$1,058,555
Accounts receivable	-	683,412	-	683,412
Marketable securities	508,428	-	-	508,428
Notes and interest receivable	-	136,560	-	136,560
Accounts payable	-	525,896	-	525,896
Accrued expenses	-	1,076,983	-	1,076,983
Current debt	-	147,213	-	147,213
Total	$1,566,983	$2,570,064	$-	$4,137,047

Note 19 – Subsequent Events

The Company has evaluated all subsequent events through April 14, 2010, the date the financial statements were issued, and determined that there are no subsequent events to record and the following subsequent events to disclose:

In February of 2010, the Company issued a convertible term note in the amount of $100,000 to pay off the $100,000 line of credit that was set to mature in March of 2010.  The note bears interest of 10% and is due on January 31, 2011. Further, the note is convertible into shares of the Company’s common stock, at the option of the holder and subject to a 15 day redemption period by the Company, at any time after August 1, 2010 at a rate of 50% of the 22-day trading average of the Company’s common stock.

In February of 2010, the Company repaid two outstanding promissory notes in the principal amounts of $30,000 and $12,000.

In March of 2010, RFIS sold its trucking book of business to an unaffiliated third party in exchange for a thirty percent (30%) commission on the book for a period of twenty-four months from the closing date. RFIS received a $15,000 down payment towards the purchased, which will be included in the total purchase price of the book of business.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.
Chief Executive Officer, President and Principal Financial Officer

Item 9B. Other Information.

On February 1, 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. The note accrues interest at 10% per annum and is convertible, at the option of the holder and subject to a 15 day redemption right by us, into shares of our common stock after August 1, 2010 at 50% of the 22 trading day average of our common stock. A copy of the note is attached hereto as Exhibit 10.7.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of Rubicon’s executive officers and directors.

Name	Age	Title(s)
Joseph Mangiapane, Jr.	44	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kathleen McPherson	52	Director and Chief Executive Officer of NCS
Todd Torneo	42	Director and President of RFIS

Todd Vande Hei(1)	42	Former Interim Chief Operating Officer and Former Director
Thomas Jandt(2)	40	Former Executive Vice President of Business Development
Suzanne Herring(3)	45	Former Director
Terence Davis(4)	62	Former Director
Brad Bunch(4)	66	Former Director
James Udel(4)	50	Former Director

(1)
Effective July 10, 2009, Todd Vande Hei was removed as a member of our board of directors pursuant to a majority written consent in lieu of an annual stockholders meeting by stockholders holding approximately 57.69% of our outstanding common stock.

(2)	On September 2, 2009, Mr. Jandt resigned as our executive vice president of business development.
(3)	On June 23, 2009, Ms. Herring resigned as a member of our board of directors and as chairman of our audit committee.
(4)	Messrs. Davis, Bunch and Udel resident as members of the board of directors on February 1, 2009.

Joseph Mangiapane, Jr. is the Chief Executive Officer, President and Principal Financial Officer and has been the Chairman of the Rubicon’s Board of Directors since September 2006. In 2009, Mr. Mangiapane began to operate as a FINRA registered broker/dealer for Newport Coast Securities, Inc., a wholly owned subsidiary of Rubicon. Further, Mr. Mangiapane was a senior registered options principal, compliance registered options principal, and a registered representative with Advantage Investment Strategies, Inc., and a FINRA registered broker/dealer from 2005 to 2007. From 1992 to 2000, Mr. Mangiapane was a stockholder, senior registered options principal, compliance registered options principal, and a registered representative with Tradeway Securities Group in Irvine, California. From 1987 to 1989, Mr. Mangiapane was employed with Paine Webber’s Sexton Group, and from 1986 to 1987 at Drexel Burnham Lambert. Mr. Mangiapane owned and managed a restaurant in Orange County California from 2000 to 2004.  Mr. Mangiapane’s father was a founder of Dial-A-Cup, a wholly owned subsidiary of Rubicon.

Kathleen McPherson has been a consultant for us since September 11, 2007 and NCA, providing services in the area of corporate structure, marketing, strategic alliances, and other matters relating to our management and growth. In July of 2009, Ms. McPherson became the chief executive officer of NCS. Ms. McPherson has 31 years experience in the securities industry and has been involved in the start-up of a broker-dealer in 1991 (Brookstreet Securities Corporation), and formed a Registered Investment Advisor in 1993, growing the firm from 15 to over 650 account executives with over $120,000,000 in annual revenues.  At this same company, the Alternative Investment area under Ms. McPherson’s direction grew to approximately $300,000,000 in gross annual sales over a six year period.  Ms. McPherson left Brookstreet in June of 2007. Ms. McPherson also has investment banking experience in the formation, marketing and distribution of securities offerings through both public and private placements since 1978.  From 1984 to 1990, she was the sole principal responsible for operating the Syndication Division and Broker-Dealer arm of Keystone Mortgage Company in Los Angeles, California, which structured public and private placement real estate investments distributed through the broker-dealer channel.  Ms. McPherson graduated from San Diego State University in 1979 with a B.S. in Business and holds nine separate securities and principal licenses.

Todd Torneo has been the president and a director RFIS, which was previously known as Torneo Insurance Group, Inc. (founded in October of 2005), since February of 2007. Prior to founding Torneo Insurance Group, from 2001 through 2006, Mr. Torneo managed Insurance operations for Wholesale Insurance Services, Inc.  Over the course of his employment at Wholesale Insurance Services, Mr. Torneo grew the Property Casualty department from $300K in revenue to $1.1 Million.  From 1997 through 2001, Mr. Torneo was a series 7 broker with Tradeway Securities Group, where he focused his energy on corporate finance and investment banking in the technology sector.

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

Involvement in Certain Legal Proceedings

Other than as set forth below, none of our executive officers or directors has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Other than as set forth below, none of our executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

On April 16, 2009 the United States Attorney for the District of Delaware filed indictments against seven individuals, including Joseph Mangiapane, Jr., our chief executive officer, principal financial officer, president, secretary and treasurer, alleging various unlawful acts. Mr. Mangiapane, who was a registered representative with AIS Financial, Inc., a registered broker/dealer, at all times relevant to the allegations (August 2006 to February 2007), was served with his indictment on May 20, 2009. In addition, on May 20, 2009, the SEC filed a civil complaint against the same seven individuals, and one additional individual, alleging violations of the antifraud, registration, and other provisions of the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2009.

Board of Directors

Our board of directors currently consists of three members. Our board of directors has affirmatively determined that none of them are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

Audit Committee

We do not have an Audit Committee, our Board of Directors, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of Rubicon. Our Code of Ethics was attached to our 2008 Form 10-K as Exhibit 99.1. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. Contact Joseph Mangiapane, Jr. at 949-798-7220 to request a copy of the Code or send your request to Rubicon Financial Incorporated, Attn: Joseph Mangiapane, Jr., 18872 MacArthur Blvd., First Floor, Irvine, California  92612. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Nominating Committee

We do not have a Nominating Committee. Our board of directors performed some of the functions associated with a Nominating Committee.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2009 and 2008 for our chief executive officer and other executive officers, whom we refer to throughout this report as our named executive officers, whose total compensation exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)		Restricted Stock Awards ($)	All Other Compen-sation ($)		Total ($)

Joseph Mangiapane, Jr. (1)	2009	$108,000	--	$433,108	(2)	$--	$12,000	(3)	$553,108
Chief Executive Officer/President	2008	108,000	--	433,108	(2)	6,760	12,000	(3)	559.868
Principal Financial Officer

Kathleen McPherson(4)	2009	$7,000	--		--	--	$77,000		$84,000
Director and Chief Executive Officer of NCS

(1)
Mr. Mangiapane commenced his employment with Rubicon in September 2006 and began receiving compensation on January 1, 2007.  We agreed to pay Mr. Mangiapane a monthly salary of $9,000 pursuant to his employment agreement.

(2)
On January 1, 2007, Rubicon granted options to purchase up to 500,000 shares of its common stock at $1.00 per share for five years to Mr. Mangiapane pursuant to his employment agreement. The aggregate fair value of the option grant totaled $1,299,325, which represents the estimated total fair market value of stock options granted to Mr. Mangiapane under SFAS 123R, as discussed in Note 13 to the audited financial statements included in this report. As of December 31, 2009 and 2008, $433,108 was expensed as executive compensation.

(3)	Represents Mr. Mangiapane’s $1,000 per month automobile allowance paid in accordance with his employment agreement.
(4)
From September of 2007 through July of 2009 Ms. McPherson served as a consultant to Rubicon and NCS. In July of 2009, Ms. McPherson was appointed as a director of Rubicon and as chief executive officer of NCS.

Grants of Plan-Based Awards in Fiscal 2009

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of December 31, 2009.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Joseph Mangiapane, Jr.	500,000	-	$1.00	12/31/11

Option Exercises for 2009

There were no options exercised by our named executive officers in fiscal 2009.

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

Director Compensation

The following table sets forth compensation paid to Rubicon’s board members during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Joseph Mangiapane, Jr.	-	$350	(1)	-	-	-		$350

Kathleen McPherson	-	$350	(1)	-	-	$77,000	(2)	$77,350

Todd Torneo	-	$350	(1)	-	-	$61,000	(3)	$61,350

Terence Davis(4)	-	-		-	-	-		-

Suzanne Herring(5)	-	-		-	-	$67,500	(6)	$67,500

James Udel(4)	-	-		-	-	-		-

Brad Bunch(4)	-	-		-	-	-		-

Todd Vande Hei(7)	-	-		-	-	$30,000	(8)	$30,000

(1)
Amount represents the estimated total fair market value of 2,500 shares of common stock issued for services as a Director in July 2009 under SFAS 123R, as discussed in Note 12 to the audited financial statements included in this report.

(2)	Amount represents consulting fees paid to Ms. McPherson during fiscal 2009.
(3)
Amount includes $55,000 in salary paid to Mr. Torneo as president of RFIS and $6,000 which represents the estimated total fair market value of 100,000 shares of common stock issued as a bonus in August 2009 under SFAS 123R, as discussed in Note 12 to the audited financial statements included in this report.

(4)	Messrs. Davis, Udel and Bunch resigned as members of the board of directors on February 1, 2009.
(5)	Ms. Herring resigned as a member of our board of directors on June 23, 2009.
(6)	Amount includes: $17,600 in cash paid to Accuity Financial, Inc. for consulting services and $67,500 paid to Ms. Herring for accounting services.
(7)	Mr. Vande Hei was removed as a member of the board of directors on July 10, 1010.
(8)
Amount represents the estimated total fair market value of 120,000 shares of common stock issued to a company controlled by Mr. Vande Hei for services as our interim chief operating officer under SFAS 123R, as discussed in Note 12 to the audited financial statements included in this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Rubicon’s knowledge, about the ownership of Rubicon’s common stock on April 12, 2010 relating to those persons known to beneficially own more than 5% of Rubicon’s capital stock and by Rubicon’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 14,098,023 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after April 12, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Rubicon’s common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
Joseph Mangiapane, Jr., Chief Executive Officer and Chairman(3)	3,474,222	(4)	24.6%
Kathleen McPherson, Director(3)	600,000	(5)	4.3%
Todd Torneo, Director(3)	150,000		1.1%
Directors and Officers as a Group	4,224,222		30.0%

The Bettingen 1999 Trust U/D/T October 8, 1999 4100 Newport Place, Suite 630 Newport Beach, CA 92660	1,200,000		8.5%

American International Industries, Inc. 601 Cien Street, Suite 235 Kemah, TX 77565	1,066,900		7.6%

Timothy McDermott 4100 Newport Place, Suite 630 Newport Beach, CA 92660	900,100		6.4%
Total Beneficial Owners as a group	3,167,000		22.5%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Rubicon: 18872 MacArthur Blvd., First Floor, Irvine, California 92612.
(4)	Includes 500,000 options, exercisable at $1.00 per share through December 31, 2011, and 300,000 shares held by Mr. Mangiapane’s spouse and children.
(5)	Includes 25,000 shares of preferred stock that are convertible into 100,000 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	1,000,000	$1.00	4,856,250

Equity compensation plans not approved by stockholders	--	--	--
Total	1,000,000	$1. 00	4,856,250	(1)

(1)	As of December 31, 2009, 1,500,000 options were available for issuance under our 2007 stock option plan and 3,356,250 options/shares were available for issuance under our 2007 acquisition stock plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2009 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($48,581); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Kathleen McPherson

Kathleen McPherson, one of our current directors and the chief executive officer of NCS, received $77,000 in cash compensation for services performed for us and our subsidiaries during 2009. Our board of directors reviewed Ms. McPherson’s relationships with us and consented to the potential conflicts of interests involving Ms. McPherson.

Suzanne Herring

Suzanne Herring, one of our former directors, is the president of Accuity Financial, Inc., a consulting services companies, which received $17,600 in cash compensation for services performed for us and our subsidiaries during 2009. Further, Ms. Herring received $67,500 in fees for accounting services during 2009. Our board of directors reviewed Ms. Herring’s relationships with us and consented to the potential conflicts of interests involving Ms. Herring.

Director Independence

Our board of directors has affirmatively determined that none of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Weaver & Martin, LLC served as our principal independent public accountants for fiscal 2009 and 2008 years. Aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008 by Weaver & Martin, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2009	2008

(1) Audit Fees(1)	$82,500	$76,500
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$82,500	$76,500

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

(5)           Audit Committee Policies and Procedures

Our board of directors, acting in the capacity of the Audit Committee, pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules, as outlined in the Audit Committee charter. Our board of directors then makes a determination to approve or disapprove the engagement of Weaver & Martin for the proposed services. In fiscal 2008, all fees paid to Weaver & Martin were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b)           2. Financial Statement Schedules

None.

(c)           3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws	X
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note	X
21	List of Subsidiaries	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

By: /s/ Joseph Mangiapane, Jr.
       Joseph Mangiapane Jr., Chief Executive Officer

Date: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer and Principal Financial Officer)	April 14, 2010

/s/ Kathleen McPherson		April 14, 2010
Kathleen McPherson	Director

/s/ Todd Torneo
Todd Torneo	Director	April 14, 2010