Form 10-Q
period 2010-03-31
RUBICON FINANCIAL INC
filed 2010-05-24
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29315

RUBICON FINANCIAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18872 MacArthur Boulevard
First Floor
Irvine, California 92612
(Address of principal executive offices)  (Zip Code)

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

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on May 21, 2010, was 15,098,023, which includes 1,000,000 shares that have been authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)	Audited
Current assets:
Cash	$812,648	$746,885
Cash – restricted	311,696	311,670
Marketable securities	269,760	508,428
Accounts receivable	835,382	683,412
Prepaid expenses	100,291	123,402
Notes receivable	124,202	124,202
Other current assets	14,221	12,358
Total current assets	2,468,200	2,510,357

Fixed assets, net of accumulated depreciation of
$199,362 and $186,033, respectively	79,333	84,213

Other assets:
Contract advances	136,664	154,445
Deposits	39,471	39,471
Intangible assets – customer list	2,439,671	2,439,671
Total other assets	2,615,806	2,633,587
Total assets	$5,163,339	$5,228,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$469,973	$525,896
Accrued expenses	1,349,685	1,076,983
Investment obligation	487,000	487,000
Deferred revenue	64,199	74,014
Line of credit	99,532	100,000
Note payable	118,500	42,000
Notes payable – related party	5,213	5,213
Total current liabilities	2,594,102	2,311,106

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares
authorized, 62,500 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,098,023 and 14,098,023 shares issued
and outstanding as of March 31, 2010 and
December 31, 2009, respectively	14,097	14,097
Additional paid in capital	18,113,350	18,113,350
Other comprehensive losses	(1,035,010)	(814,624)
Accumulated (deficit)	(14,523,263)	(14,395,835)
Total stockholders’ equity	2,569,237	2,917,051
Total liabilities and stockholders’ equity	$5,163,339	$5,228,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenue	$3,509,790	$2,321,765

Expenses:
Direct costs	2,862,391	1,792,180
Consulting	57,615	-
Professional fees	228,386	87,331
Executive compensation	91,500	252,402
General and administrative expenses	389,659	328,155
Depreciation	13,330	12,821
Total operating expenses	3,642,881	2,472,889

Net operating (loss)	(133,091)	(151,124)

Other income (expense):
Interest expense	(5,535)	(4,122)
Interest income	3,384	7,093
Other income	7,811	14,779
Total other income (expense)	5,660	17,750

Net (loss)	(127,431)	(133,374)

Other comprehensive (loss)	(220,386)	(202,431)

Total comprehensive (loss)	$(347,817)	$(335,805)

Weighted average number of common shares
Outstanding – basic and fully diluted	14,098,023	12,056,324

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities	$(127,431)	$(133,374)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation	13,330	12,821
Shares and options issued for services	-	20,000
Amortization of equity based compensation	-	108,277
Changes in operating assets and liabilities
Accounts receivable	(151,970)	(26,992)
Prepaid expenses	23,111	15,839
Accrued interest receivable	(1,863)	(1,863)
Deposits and other assets	17,781	41,813
Accounts payable and accrued liabilities	216,779	66,201
Deferred revenue	(9,815)	(9,196)
Net cash (used) by operating activities	(20,078)	93,526

Cash flows from investing activities
Purchase of fixed assets	(8,450)	(5,632)
Proceeds from sale of investments	18,282	-
Purchase of investments	-	(88,873)
Net cash (used) by investing activities	9,832	(94,505)

Cash flows from financing activities
Proceeds from line of credit	(468)	48,000
Payments on capital leases	-	(2,889)
Proceeds from note payable	76,500	-
Net cash provided by financing activities	76,032	45,111

Net (decrease) increase in cash	65,786	44,132
Cash – beginning	1,058,558	414,228
Cash – ending	$1,124,344	$458,360

Supplemental disclosure
Interest paid	$5,535	$4,122
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$-	$20,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

RUBICON FINANCIAL INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2009.

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

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, Newport Coast Securities, Inc. (formerly Grant Bettingen, Inc.)(“NCS”), has entered into securities clearing agreements with Penson Financial Services, Inc. and Wedbush, Morgan Securities, Inc. Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of March 31, 2010, the Company maintained deposits of $250,405 and $61,291, respectively.

NOTE 4 - Marketable securities

Investments in marketable securities primarily include shares of common stock in various companies held as available-for-sale and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. On November 27, 2007, Rubicon entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby Rubicon agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. Rubicon recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On August 8, 2008 AMIN issued a stock dividend equal to 40,000 shares of their common stock. The fair value of the dividend was $121,200. On April 4, 2009, Rubicon transferred its AMIN holdings to its subsidiary, NCS as an intercompany transaction. In addition to the AMIN securities, NCS holds various other securities as available-for-sale. On March 31, 2010, management evaluated the fair value of all securities held as available-for-sale and recorded consolidated other comprehensive losses totaling $1,035,010.

NOTE 5 – Notes receivable

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and mature on April 18, 2009. The outstanding principal balance as of March 31, 2010 was $19,202. In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of March 31, 2010, Mr. Newman’s principal balances totaled $24,202 with accrued interest receivable of $3,221. Rubicon is currently negotiating payment of these obligations.

On June 3, 2008, Rubicon issued a note receivable in the amount of $100,000 to Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009. As of March 31, 2010, the principal balance was $100,000 and accrued interest receivable totaled $11,000. Rubicon has initiated collection efforts on this note.

NOTE 6 – Notes payable

In February of 2010, the Company repaid two outstanding promissory notes in the principal amounts of $30,000 and $12,000.

A summary of short-term debt consists of the following:

	March 31, 2010	December 31, 2009
Demand note payable to an officer and shareholder for $4,500, unsecured, non-interest bearing and due on demand	$5,213	$5,213
Note payable	118,500	-0-
Line of credit, secured by cash deposit, interest rate of 2.25%	99,532	100,000
	$223,245	$105,213

Interest expense for the three and twelve months ended March 31, 2010 and December 31, 2009 was $5,535 and $28,671, respectively.

NOTE 7 – Stockholders’ equity

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

2010 Issuances
In February of 2010, the Company issued a convertible term note in the amount of $100,000.  The note bears interest of 10% and is due on January 31, 2011. Further, the note is convertible into shares of the Company’s common stock, at the option of the holder and subject to a 15 day redemption period by the Company, at any time after August 1, 2010 at a rate of 50% of the 22-day trading average of the Company’s common stock.

NOTE 8 – Warrants and options

A summary of stock options and warrants as of March 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/10:	1,300,000	$1.33	10,000	$0.30
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 03/31/10:	1,300,000	$1.33	10,000	$0.30
Vested as of 03/31/10:	1,000,000	$1.00	10,000	$0.30

NOTE 9 – Operating Segments

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

	Three Months Ended
	March 31,
	2010	2009
Net Revenue
Insurance services	$85,184	$149,747
Mortgage services	-0-	-0-
Brokerage services	3,424,606	2,172,018
	3,509,790	2,321,765

Expenses
Insurance services	78,367	141,732
Mortgage services	-0-	1,020
Brokerage services(1)	3,455,507	2,014,351
Corporate	103,347	315,786
	3,637,221	2,472,889

Net operating income (loss)	$(127,431)	$(151,124)

In March of 2010, RFIS sold its trucking book of business to an unaffiliated third party in exchange for a thirty percent (30%) commission on the book for a period of twenty-four months from the closing date. RFIS received a $15,000 down payment towards the purchased, which will be included in the total purchase price of the book of business.

NOTE 10 – Net capital requirement

The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At March 31, 2010, NCS had net capital of $304,676 and was $204,676 in excess of its required net capital of $100,000.

NOTE 11 – Commitments and Contingencies

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

NOTE 12 – Subsequent Events

On May 21, 2010, the Company’s board of directors authorized the issuance of 1,000,000 shares of restricted common stock to three individuals and one entity for services performed on behalf of the Company and its subsidiaries.

Management has evaluated all events and transactions that have occurred subsequent to the balance sheet date and has determined that there are no additional material events which have occurred as of May 24, 2010, that would be deemed significant or require recognition or additional disclosure.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008,  2009 and the first quarter of 2010 has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage services, the impact to our real estate services has been considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest, most profitable, growth potential. In response to the current market conditions, we have ceased operations of RREM until such time there is sufficient recognition of recovery.

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

In October of 2009, we incorporated a new wholly owned subsidiary, Struxurety Corporation, to pursue the opportunities to provide core support services to small businesses; such as back office administration, general ledger accounting and general business strategy and management. However, in February of 2010 our board of directors reevaluated the Struxurety model and decided not to continue to pursue this business. As a result we transferred all ownership to the former president of Struxurety. We did not invest any significant financial resources in Struxurety.

Results of Operations

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2010 and 2009.

Revenue:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2010	2009	$	%
Consolidated
Revenue	$3,509,790	$2,321,765	$1,188,025	51%
Operating expenses	3,642,881	2,472,889	1,169,992	47%
Net operating (loss)	$(133,091)	$(151,124)	$(18,033)	(12%)

Our revenues increased 51% during the first quarter of 2010 over the first quarter of 2009. The significant increase in revenues is primarily a result of our continued focus on providing alternative investment products through NCS and the recruitment of additional registered representatives.

During the three months ended March 31, 2010 our operating expenses increased by 47%, primarily a result of increased professional fees. However, even with the increase in operating expenses, we reduced our net operating loss by 12% over the three months ended March 31, 2009.

Revenue by Segment

	Three Months Ended
	March 31,		Increase/(Decrease)
	2010	2009	$	%
Revenue
Brokerage services	$3,424,606	$2,172,018	$1,252,588	58%
Insurance services	85,184	149,747	(64,563)	(43%)
Mortgage services	-	-	-	-
Total revenue	$3,509,790	$2,321,765	$1,188,025	51%

Brokerage Services: NCS represents our cornerstone of services and has contributed approximately 98% of our total revenue for the three months ended March 31, 2010. Revenue for the first quarter of 2010 was $3,424,606 compared to $2,172,018 for the same period of 2009, an increase of 58%.

Insurance Services: RFIS experienced a decrease of 43% in revenues from insurance services for the first quarter of 2010, primarily as the result of the reduction of its commercial trucking as a line of business. In March of 2010 RFIS sold its commercial trucking business, which is anticipated to have a marginal effect on revenues for the remaining balance of fiscal 2010.

Real Estate and Mortgage Services: The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate and other services. RREM is currently dormant pending a rebound of the real estate market.

Selling and Administrative Expenses:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2010	2009	$	%

Direct costs	$2,862,391	$1,792,180	$1,070,211	60%
Consulting	57,615	-	57,615	-
Professional fees	228,386	87,331	141,055	162%
Executive compensation	91,500	252,402	(160,902)	(64%)
General expenses	389,659	328,155	61,504	19%
Depreciation	13,330	12,821	509	4%
Operating expenses	$3,642,881	$2,472,889	$1,169,992	47%

Operating expenses increased 47% overall compared to the same period of the previous year. The most notable change is that of professional fees, which increased 162% as a result of increased legal fees associated with current litigation and arbitration claims. In addition, our direct costs, which increased 60% as a result of the direct expenses attributable to the brokerage firm primarily consisting of commissions and fees paid on trading activities. Our direct costs have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

NCS:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2010	2009	$	%
Brokerage services
Direct costs	$2,842,469	$1,732,047	$1,110,422	64%
Consulting	52,515	-	52,515	-
Professional fees	201,136	9,270	191,866	2,070%
Executive compensation	51,000	59,625	(8,625)	(14%)
General expenses	303,827	209,420	94,407	45%
Depreciation	4,560	3,989	571	14%
Operating expenses	$3,455,507	$2,014,351	$1,441,156	72%

During the first quarter of 2010 NCS’s direct costs increased 64% over the same quarter of 2009. Direct costs are proportional to increases in revenue and should remain constant.

In addition, during the quarter ended March 31, 2010 NCS incurred $201,136 in professional fees, compared to only $9,270 for the same period ended March 3, 2009. This was the result in increased legal fees associated with current litigation and arbitration claims. We anticipate these fees to be reduced once these claims are settled or ended.

RFIS:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2010	2009	$	%
Insurance services
Direct costs	$19,922	$60,133	$(40,211)	(67%)
Consulting	5,100	-	5,100	-
Professional fees	-	1,856	(1,856)	-
Executive compensation	33,000	15,000	18,000	120%
General expenses	11,740	64,578	(52,838)	(82%)
Depreciation	8,605	165	8,440	-
Operating expenses	$78,367	$141,732	$(63,365)	(45%)

During the first quarter of 2010, RFIS reduced direct costs, primarily commissions on policies written , and general expenses by 67% and 82%, respectively. RFIS has transitioned out of the trucking line of business and reducing staffing in an attempt to streamline operations.

RREM:

	Three Months Ended
	March 31,
	2010	2009
Mortgage services
Direct costs	$-	$-
Consulting	-	-
Professional fees	-	-
Executive compensation	-	-
General expenses	-	808
Depreciation	-	212
Operating expenses	$-	$1,020

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

Other income and (expense)

	Three Months Ended
	March 31,		Increase/(Decrease)
	2010	2009	$	%
Consolidated
Interest income	$3,384	$7,093	$(3,709)	(52%)
Interest (expense)	(5,535)	(4,122)	1,413	34%
Other income	7,811	14,779	(6,968)	(47%)

Other income and expense consists of interest earned and expenses, and rental income from sub-lease of facilities. We experienced a 52% decline in interest income as a direct result of our depletion of cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been limited by a lack of adequate working capital.  During 2009, we raised $142,000 through a combination of notes payable and a working line of credit. Further, in February of 2010, we borrowed an additional $100,000 pursuant to a one-year convertible promissory note. As of March 31, 2010 we had available cash of $812,648. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through fiscal 2010. Consequently, in addition to cash generated from operations, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2010 compared to December 31, 2009.

	March 31,	December 31,	Increase / (Decrease)
	2010	2009	$	%
Current Assets	$2,468,200	$2,510,357	$(42,157)	(2%)
Current Liabilities	2,594,102	2,311,106	282,996	12%
Working Capital	$(125,902)	$199,251	$(325,153)	(158%)

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $812,648 in un-restricted cash on hand at March 31, 2010 will only be sufficient to sustain operations through fiscal 2010.  As a result, we anticipate the need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  Along these lines, in February of 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

These claims arise from the June 2008 merger between us and Grant Bettingen, Inc. (now known as Newport Coast Securities, Inc.) On or about August 10, 2009, we were served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (Case Number 30-2009-00290794) stemming from the same transaction and alleging 31 causes of action. These two cases have been consolidated. We believe the Bettingen claims have no merit. As of the date of this filing, this case has been transferred to complex litigation court. We are continuing to aggressively pursue this action.

Rubicon Financial Incorporated v. Marc Riviello

In August of 2009, the Company filed a complaint in the Superior Court of the State of California, for the County of Orange – Central Justice Center (Case Number 30-2009-00294992-CU-BC-CJC), against Marc Riviello seeking collection of the $100,000 due and payable pursuant to a promissory note due June 1, 2009. The case is currently pending.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. The note accrues interest at 10% per annum and is convertible, at the option of the holder and subject to a 15 day redemption right by us, into shares of our common stock after August 1, 2010 at 50% of the 22 trading day average of our common stock. We believe that the execution of the note was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. A copy of the note was attached as Exhibit 10.7 to our Form 10-K for the year ended December 31, 2009.

Subsequent Issuances

On May 21, 2010, we authorized the issuance 250,000 shares of our common stock for legal services to DeMint Law, PLLC valued at $50,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were not issued as of the date of this filing.

On May 21, 2010, we authorized the issuance 500,000 shares of our common stock to Kathleen McPherson, a director and chief executive officer of NCS, for services rendered to NCS valued at $100,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were not issued as of the date of this filing.

On May 21, 2010, we authorized the issuance 150,000 shares of our common stock to Derek Lopez, president of NCS, for services valued at $30,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were not issued as of the date of this filing.

On May 21, 2010, we authorized the award of 100,000 shares of our restricted common stock for a bonus valued at $20,000 to one of the registered representatives of our wholly owned subsidiary, NCS. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009. These shares were not issued as of the date of this filing.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-K	12/31/09	3.1(ii)	04/15/09
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note		10-K	12/31/09	10.7	04/15/10
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By: /s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: May 24, 2010