Form 10-Q
period 2010-06-30
RUBICON FINANCIAL INC
filed 2010-08-23
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2010, was 15,098,023, which includes 1,000,000 shares that have been authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)	Audited
Current assets:
Cash	$855,215	$746,885
Cash – restricted	311,722	311,670
Marketable securities	354,115	508,428
Accounts receivable	531,476	683,412
Prepaid expenses	77,880	123,402
Notes receivable	115,239	124,202
Other current assets	12,530	12,358
Total current assets	2,258,177	2,510,357

Fixed assets, net of accumulated depreciation of
$207,891 and $186,033, respectively	77,073	84,213

Other assets:
Contract advances	96,430	154,445
Deposits	11,917	39,471
Intangible assets – customer list	2,439,671	2,439,671
Total other assets	2,548,018	2,633,587
Total assets	$4,883,268	$5,228,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$342,456	$525,896
Accrued expenses	1,166,438	1,076,983
Investment obligation	487,000	487,000
Deferred revenue	74,014	74,014
Line of credit	91,522	100,000
Note payable	118,500	42,000
Notes payable – related party	5,213	5,213
Total current liabilities	2,285,143	2,311,106

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively
Preferred series “A”, $0.001 par value, 1,000,000 shares
authorized, 62,500 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,098,023 and 14,098,023 shares issued
and outstanding as of June 30, 2010 and
December 31, 2009, respectively	14,097	14,097
Common stock owed but not issued, 1,000,000 shares	1,000	-
Additional paid in capital	18,312,349	18,113,350
Other comprehensive losses	(951,927)	(814,624)
Accumulated (deficit)	(14,777,457)	(14,395,835)
Total stockholders’ equity	2,598,125	2,917,051
Total liabilities and stockholders’ equity	$4,883,268	$5,228,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$3,526,960	$3,113,005	$7,036,750	$5,434,770

Expenses:
Direct costs	3,003,513	2,028,550	5,865,904	3,820,730
Consulting	56,244	375	113,859	375
Professional fees	109,818	61,155	338,204	148,486
Executive compensation	139,000	233,848	230,500	486,250
General and administrative expenses	466,280	596,485	855,939	924,640
Depreciation and amortization	8,528	13,035	21,858	25,856
Total expenses	3,783,383	2,933,448	7,426,264	5,406,337

Net operating income (loss)	(256,423)	179,557	(389,514)	28,433

Other income (expense):
Interest expense	(3,948)	(3,550)	(9,483)	(7,672)
Interest income	4,890	2,052	8,274	9,145
Other income	1,287	1,546	9,098	16,325
Total other income (expense)	2,229	48	7,889	17,798

Net income (loss)	(254,194)	179,605	(381,625)	46,231

Other comprehensive gain (loss)	83,083	(232,093)	(137,303)	(434,524)

Total comprehensive (loss)	$(171,111)	$(52,488)	$(518,928)	$(388,293)

Weighted average number of common shares
outstanding - basic and fully diluted	14,098,023	12,056,324	14,098,023	12,056,324

Net income (loss) per share - basic and fully diluted	$(0.02)	$0.01	$(0.03)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(381,625)	$46,231
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	21,858	25,856
Shares issued for compensation and services	150,000	30,000
Amortization of equity based compensation	-	216,554
Changes in operating assets and liabilities
Accounts receivable	151,936	(150,121)
Prepaid expenses	45,522	(6,896)
Notes receivable	8,963	-
Accrued interest receivable	(172)	(3,726)
Deposits and other assets	85,569	8,000
Accounts payable and accrued liabilities	(45,258)	93,892
Deferred revenue	-	(43,372)
Net cash (used) by operating activities	36,793	216,418

Cash flows from investing activities
Purchase of fixed assets	(14,718)	(9,398)
Proceeds from sale of investments	18,282	-
Purchase of investments	-	(125,756)
Net cash (used) by investing activities	3,564	(135,154)

Cash flows from financing activities
Proceeds from line of credit	(8,478)	99,550
Payments on capital leases	-	(5,097)
Proceeds from note payable	76,500	-
Net cash provided by financing activities	68,022	94,453

Net (decrease) increase in cash	108,379	175,717
Cash – beginning	1,058,558	414,228
Cash – ending	$1,166,937	$589,945

Supplemental disclosure
Interest paid	$9,483	$7,672
Income taxes paid	$-	$-

Non-cash financing activities:
Shares issued for compensation and services	$150,000	$30,000
Accounts payable satisfied with stock	$50,000	$-

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

Principles of Consolidation
The financial statements include those of: Rubicon Financial Incorporated (“Rubicon”); and its wholly owned subsidiaries, Rubicon Financial Insurance Services, Inc. (“RFIS”), Rubicon Real Estate and Mortgages, Inc. (“RREM”), Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiaries are collectively referred to herein as the “Company”.

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

Equipment                                3-5 years
Furniture                                   7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of June 30, 2010.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the six month ended June 30, 2010.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of June 30, 2010 and December 31, 2009, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2010 and December 31, 2009 due to their short-term nature.

Loss per Common Share
Net loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2009 and the six months ended June 30, 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

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

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

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

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  This will not have an impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, Newport Coast Securities, Inc. (formerly Grant Bettingen, Inc.)(“NCS”), has entered into securities clearing agreements with Penson Financial Services, Inc. and Wedbush, Morgan Securities, Inc. Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of June 30, 2010, the Company maintained deposits of $250,405 and $61,317, respectively.

NOTE 4 - Marketable securities

Investments in marketable securities primarily include shares of common stock in various companies held as available-for-sale and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. On November 27, 2007, Rubicon entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby Rubicon agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. Rubicon recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On August 8, 2008 AMIN issued a stock dividend equal to 40,000 shares of their common stock. The fair value of the dividend was $121,200.  In addition to the AMIN securities, the Company holds various other securities as available-for-sale. On June 30, 2010, the fair value of these securities was $354,115 and there were $951,927 of unrealized losses associated with them.

NOTE 5 – Notes receivable

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and mature on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of June 18, 2010, Mr. Newman’s principal balances totaled $24,202 with accrued interest receivable of $3,537.  On June 18, 2010, Rubicon issued a note receivable in the amount of $27,739 to Joel Newman to replace the notes and accrued interest.  Mr. Newman paid $12,500 on June 18, 2010, leaving a balance of $15,239 which accrues interest at a rate of 6% per annum.  As of June 30, 2010, Mr. Newman’s principal balance was $15,239 with accrued interest receivable of $30.

On June 3, 2008, Rubicon issued a note receivable in the amount of $100,000 to Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009. As of June 30, 2010, the principal balance was $100,000 and accrued interest receivable totaled $12,500. On June 28, 2010, Rubicon received a judgment against Mr. Riviello in the total amount of $141,037.17 and is in the process of collecting on the judgment.

NOTE 6 – Notes payable

A summary of current debt consists of the following:

	June 30, 2010	December 31, 2009
Demand note payable to an officer and shareholder for $4,500, unsecured, non-interest bearing and due on demand	$5,213	$5,213
Various note payables	118,500	-0-
Line of credit, secured by cash deposit, interest rate of 2.25%	91,522	100,000
	$215,235	$105,213

Interest expense for the six months ended June 30, 2010 and 2009 was $9,483 and $7,672, respectively.

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

2010 Activity
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

During the six months ended June 30, 2010, the Company authorized 750,000 shares of its common stock as compensation in consideration for services.  The shares were valued at fair market value and an expense of $150,000 was recorded.  As of June 30, 2010, these shares have not been issued and are therefore shown as common stock owed but not issued.

During the six months ended June 30, 2010, the Company authorized 250,000 shares of its common stock in satisfaction of $50,000 of accounts payable.  As of June 30, 2010, these shares have not been issued and are therefore shown as common stock owed but not issued.

NOTE 8 – Warrants and options

Warrants
During the year ended December 31, 2009, the company issued 10,000 common stock purchase warrants to an individual as enticement for a short-term $30,000 loan.  The 10,000 warrants give the holder the right to purchase 10,000 shares of common stock of the Company for $0.30 per share.  These warrants expire on December 18, 2010.

Options
In 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with the chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share.

In 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to its employment agreement between RFIS, its wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. As of June 30, 2010, no options had been earned.  Once earned, the holder will have the right to purchase up to 300,000 shares of the Company’s common stock $2.45 per share.

In 2008, the Company granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.

A summary of stock options and warrants as of June 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/10	1,300,000	$1.33	10,000	$0.30
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 06/30/10	1,300,000	$1.33	10,000	$0.30
Vested as of 06/30/10	1,000,000	$1.00	10,000	$0.30

NOTE 9 – Operating Segments

Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered. Each segment operates in a distinct industry: brokerage services (NCS), mortgage and real estate services (RREM) and personal and commercial insurance services (RFIS). DAC is currently inactive and not considered an operating segment of Rubicon. Further, in June of 2010, RREM filed a certificate of dissolution with the California Secretary of State, which is pending recordation. Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and eliminations.

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

	Six Months Ended
	June 30,
	2010	2009
Net Revenue
Insurance services	$125,790	$312,643
Mortgage services	-0-	13,113
Brokerage services(1)	6,910,960	5,109,014
	7,036,750	5,434,770

Expenses
Insurance services	135,958	267,944
Mortgage services	4,876	14,191
Brokerage services(1)	6,829,888	4,500,761
Corporate	447,653	605,643
	7,418,375	5,388,539

Net income (loss)	$(381,625)	$46,231

In March of 2010, RFIS sold its trucking book of business to an unaffiliated third party in exchange for a thirty percent (30%) commission on the book for a period of twenty-four months from the closing date. RFIS received a $15,000 down payment towards the purchased, which will be included in the total purchase price of the book of business.

NOTE 10 – Net capital requirement

The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2010, GBI had net capital of $588,004 and was $488,004 in excess of its required net capital of $100,000.

NOTE 11 – Commitments and Contingencies

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction. These two cases were consolidated. On July 29, 2010, the Bettingens suit was dismissed. This case is in the complex litigation court and is still in the discovery stage.

On October 21, 2009, the Company entered into a long-term lease agreement for office space commencing January 1, 2010 and ending on June 30, 2015.  The annual lease payments due pursuant to this agreement are as follows:

Year Ending
December 31,	Amount
2010	$125,880
2011	188,820
2012	193,016
2013	199,310
2014	205,604
2015	104,900
Total	$1,017,530

NOTE 12 – Intangible Assets – customer lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671. In addition, during the year ended December 31, 2008, RFIS purchased a customer list for $36,000 in order to seek insurance business from the commercial trucking industry.  Both intangible assets were evaluated for impairment as of December 31, 2009 and June 30, 2010 and management determined that no impairment was needed.  Total intangible assets as of December 31, 2009 and June 30, 2010 were $2,439,671.

NOTE 13 – Subsequent Events

Management has evaluated all events and transactions that have occurred subsequent to the balance sheet date and has determined that there are no material events which have occurred as of August 20, 2010, that would be deemed significant or require recognition or additional disclosure.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded financial service holding company with three wholly-owned operating subsidiaries: (i) Newport Coast Securities, Inc. (“NCS”) a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking; (ii) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in California; and (iii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provided professional assistance in the fields of residential and commercial real estate and mortgage loans in California. In June of 2010, RREM filed a certificate of dissolution with the California Secretary of State, which is pending recordation.

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

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008, 2009 and the first half of 2010 has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage services, the impact to our real estate services has been considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest, most profitable, growth potential. In response to the current market conditions, in June of 2010, RREM filed a certificate of dissolution with the California Secretary of State, which is pending recordation.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2010 and 2009.
Revenue:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Consolidated
Revenue	$3,526,960	$3,113,005	13%	$7,036,750	$5,434,770	29%
Operating expenses	$3,783,383	$2,933,448	32%	$7,426,264	$5,406,337	39%
Net operating income (loss)	$(256,423)	$179,557	-	$(389,514)	$28,433	-

Our revenues increased 13% and 29% during the three and six months ended June 30, 2010, respectively, over the same periods of 2009. The increase in revenues is primarily a result of our continued focus on providing alternative investment products through NCS and the recruitment of additional registered representatives.

During the three and six months ended June 30, 2010 our operating expenses increased by 32% and 39%, respectively, primarily a result of increased direct costs, consulting and professional fees.

Revenue by Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Revenue
Brokerage services	$3,486,354	$2,936,996	19%	$6,910,960	$5,109,014	35%
Insurance services	40,606	162,896	(75%)	125,790	312,643	(60%)
Mortgage services	-	13,113	-	-	13,113	-
Total revenue	$3,526,960	$3,113,005	13%	$7,036,750	$5,434,770	39%

Brokerage Services: NCS represents our cornerstone of services and has contributed in excess of 98% of our total revenues for the three and six months ended June 30, 2010. Revenue for the second quarter of 2010 was $3,486,354 compared to $2,936,996 for the same period of 2009, an increase of 19%. In addition, revenues for the six months ended June 30, 2010 increased 35% to $6,910,960, compared to $5,109,014 for the six months ended June 30, 2009.

Insurance Services: RFIS experienced a decrease of 75% and 60% in revenues from insurance services for the first and second quarters of 2010, primarily as the result of the reduction of its commercial trucking as a line of business. In March of 2010 RFIS sold its commercial trucking business, which has had a substantial effect on revenues for the six months ended June 30, 2010.

Real Estate and Mortgage Services: The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate and other services. RREM was dormant during the first half of 2010 and as a result, in June of 2010 we filed a certificate of dissolution for RREM with the California Secretary of State.

Selling and Administrative Expenses:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change

Direct costs	$3,003,513	$2,028,550	48%	$5,865,904	$3,820,730	54%
Consulting	56,244	375	-	113,859	375	-
Professional fees	109,818	61,155	80%	338,204	148,486	128%
Executive compensation	139,000	233,848	(41%)	230,500	486,250	(53%)
General expenses	466,280	596,485	(5%)	855,939	924,640	3%
Depreciation and amortization	8,528	13,035	(35%)	21,858	25,856	(15%)
Operating expenses	$3,783,383	$2,933,448	32%	$7,426,264	$5,406,337	39%

Operating expenses increased 32% and 39% overall for the three and six months ended June 30, 2010 compared to the same periods of 2009. The most notable change is that of direct costs (increases of 48% and 54%) and professional fees (increases of 80% and 128%). Our direct costs are attributable to NCS and primarily consist of commissions and fees paid on trading activities. Our direct costs have a direct relationship to our revenue and are anticipated to increase or decrease with changes in revenue.

Expenses by Segment

NCS:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Brokerage services
Direct costs	$2,989,858	$1,979,141	51%	$5,832,327	$3,711,188	57%
Consulting	-	-	-	-	-	-
Professional fees	50,547	17,840	183%	251,683	27,110	828%
Executive compensation	62,000	51,071	21%	113,000	110,696	2%
General expenses	320,389	378,330	11%	624,216	643,602	13%
Depreciation	4,102	4,176	(2%)	8,662	8,165	6%
Operating expenses	$3,374,381	$2,430,558	43%	$6,829,888	$4,500,761	54%

During the second quarter of 2010 NCS’s direct costs increased 51% over the same quarter of 2009. These same costs increased 57% for the six months ended June 30, 2010 compared to the same six months ended June 30, 2009. Direct costs are typically proportional to increases in revenue, however may fluctuate from time to time based upon the proportion of retail commissions versus direct participation program and investment banking revenues generated by the firm.

In addition, during the first half of 2010 NCS incurred $251,683 in professional fees, compared to only $27,110 for the same period in 2009. This was the result in increased legal fees associated with current litigation and arbitration claims. We anticipate these fees to be reduced once these claims are settled or ended.

RFIS:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Insurance services
Direct costs	$13,655	$38,263	(64%)	$33,577	$98,396	(66%)
Consulting	7,159	375	-	12,259	375	-
Professional fees	-	2,540	-	-	4,396	-
Executive compensation	15,000	15,000	-	22,500	30,000	(25%)
General expenses	21,613	69,870	(69%)	67,293	134,448	(50%)
Depreciation	164	164	-	329	329	-
Operating expenses	$57,591	$126,212	(54%)	$135,958	$267,944	(49%)

During the first half of 2010, RFIS reduced direct costs, primarily commissions on policies written, and general expenses by 64% and 50%, respectively. RFIS has transitioned out of the trucking line of business and reducing staffing in an attempt to streamline operations.

RREM:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Mortgage services
Direct costs	$-	$11,146	-	$-	$11,146	-
Consulting	-	-	-	-	-	-
Professional fees	-	-	-	-	-	-
Executive compensation	-	-	-	-	-	-
General expenses	4,876	1,785	173%	4,876	2,593	88%
Depreciation	-	240	-	-	452	-
Operating expenses	$4,876	$13,171	(63%)	$4,876	$14,191	(66%)

In our efforts to mitigate potential losses arising from the expending of resources in an economically challenged environment, we have redirected resources towards endeavors with a greater potential of economic success. In June of 2010 we filed a certificate of dissolution for RREM with the California Secretary of State and currently do not intend to pursue business in the real estate sector.

Other income and (expense)

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Consolidated
Interest income	$4,890	$2,052	138%	$8,274	$9,145	(10%)
Interest (expense)	(3,948)	(3,550)	11%	(9,483)	(7,672)	24%
Other income	1,287	1,546	(17%)	9,098	16,325	(44%)

Other income and expense consists of interest earned and expenses, and rental income from sub-lease of facilities. We experienced a 138% increase in interest income during the three months ended June 30, 2010, but a 10% decrease for the six months ended June 30, 2010 as a result in fluctuations in cash balances. Interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been limited by a lack of adequate working capital.  In February of 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. As of June 30, 2010 we had available cash of $855,215. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through fiscal 2010. Consequently, in addition to cash generated from operations, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation with Dial-A-Cup, RFIS, NCS or in the financial services industry.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2010 compared to December 31, 2009.

	June 30,	December 31,	Increase / (Decrease)
	2010	2009	$	%
Current Assets	$2,258,177	$2,510,357	$(252,180)	(10%)
Current Liabilities	2,285,143	2,311,106	(25,963)	(1%)
Working Capital	$(26,966)	$199,251	$(226,217)	(114%)

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $855,215 in un-restricted cash on hand at June 30, 2010 will only be sufficient to sustain operations through fiscal 2010.  As a result, we anticipate the need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  Along these lines, in February of 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

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

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  This will not have an impact on the Company’s financial position, results of operations or cash flows.

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

These claims arise from the June 2008 merger between us and Grant Bettingen, Inc. (now known as Newport Coast Securities, Inc.). On or about August 10, 2009, we were served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (collectively the “Bettingens”)(Case Number 30-2009-00290794) stemming from the same transaction and alleging 31 causes of action. These two cases were consolidated. On July 29, 2010, our demurrer to the second amended cross-complaint filed by the Bettingens was sustained without leave to amend. The Court’s tentative ruling, which was sustained by the judge as his final ruling, was as follows:

RUBICON FINANCIAL, INC. V. BETTINGEN, ET AL.

Demurrer by Rubicon Financial, Inc., et al. to Second Amended Cross-complaint of Bettigen et al.:

The demurrer is sustained without leave to amend.

The cross-complainants have had an adequate opportunity to correct the problems of pleading a viable cross-complaint, however, the subject pleading still fails to state facts sufficient to constitute a cause of action. There are no significant changes in the present version of the cross-complaint as compared to its prior iterations.

Within 5 court days of the hearing, the moving parties are hereby ordered to prepare, file and serve the proposed order sustaining the demurrer without leave to amend, and shall give notice of ruling.

The Court’s ruling effectively dismissed the Bettingens second amended cross-complaint and the causes of action resulting therefrom. We are awaiting the final signed order from the Court, which is anticipated to be returned in late August of 2010.

We are continuing to aggressively pursue the July 2009 lawsuit against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999. This case is in the complex litigation court and is still in the discovery stage.

Rubicon Financial Incorporated v. Marc Riviello

In August of 2009, we filed a complaint in the Superior Court of the State of California, for the County of Orange – Central Justice Center (Case Number 30-2009-00294992-CU-BC-CJC), against Marc Riviello seeking collection of the $100,000 due and payable pursuant to a promissory note due June 1, 2009. On June 28, 2010, we received a judgment against Marc Riviello as follows:

1.	For damages in the amount of $100,000;
2.	For interest through the date of trial in the amount of $24,899.91;
3.	For attorney’s fees in the amount of $15,000;
4.	For costs in the amount of $1,137.26

For a judgment in the total amount of $141,037.17

We are currently seeking to collect on this judgment.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2010.

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

RUBICON FINANCIAL INCORPORATED (Registrant)

Date: August 20, 2010	By:	/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.
Chief Executive Officer (On behalf of the Registrant and as Principal Financial Officer)