Form 10-Q
period 2010-09-30
RUBICON FINANCIAL INC
filed 2010-11-15
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2010, was 15,048,023, which includes 1,000,000 shares that have been authorized but unissued and 50,000 shares that are awaiting cancellation.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)	Audited
Current assets:
Cash	$674,234	$746,885
Cash – restricted	311,748	311,670
Marketable securities	226,064	508,428
Accounts receivable	890,757	683,412
Prepaid expenses	12,992	123,402
Notes receivable	115,239	124,202
Other current assets	14,259	12,358
Total current assets	2,245,293	2,510,357

Fixed assets, net of accumulated depreciation of
$213,646 and $186,033, respectively	66,088	84,213

Other assets:
Contract advances	71,476	154,445
Deposits	11,917	39,471
Intangible assets – customer list	2,403,671	2,439,671
Total other assets	2,487,064	2,633,587
Total assets	$4,798,445	$5,228,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$302,352	$525,896
Accrued expenses	1,362,085	1,076,983
Investment obligation	487,000	487,000
Deferred revenue	-	74,014
Line of credit	83,499	100,000
Note payable	100,000	42,000
Notes payable – related party	-	5,213
Total current liabilities	2,334,936	2,311,106

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares
authorized, 62,500 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 15,048,023 and 14,098,023 shares issued
and outstanding as of September 30, 2010 and
December 31, 2009, respectively	15,047	14,097
Additional paid in capital	18,259,444	18,113,350
Other comprehensive losses	(1,054,761)	(814,624)
Accumulated (deficit)	(14,756,284)	(14,395,835)
Total stockholders’ equity	2,463,509	2,917,051
Total liabilities and stockholders’ equity	$4,798,445	$5,228,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2010	2009		2010		2009

Revenue	$3,491,965		$3,311,638		$10,528,715		$8,746,408

Expenses:
Direct costs	2,975,143		2,570,152		8,841,047		6,390,882
Consulting	200,695		232,424		314,055		232,799
Professional fees	269,639		144,579		607,843		293,065
Executive compensation	168,031		165,137		398,531		651,387
General and administrative expenses	(11,877)		347,927		844,562		1,272,567
Depreciation and amortization	10,504		13,255		32,362		39,111
Total expenses	3,612,136		3,473,474		11,038,400		8,879,811

Net operating income (loss)	(120,171)		(161,836)		(509,685)		(133,403)

Other income (expense):
Interest expense	(4,625)		(13,394)		(14,108)		(21,066)
Interest income	4,787		3,619		13,061		12,764
Other expense	(15,369)		(36,445)		(6,271)		(20,120)
Gain on disposal of assets	156,554		-		156,554		-
Total other income (expense)	141,347		(46,220)		149,236		(28,422)

Net income (loss)	21,176		(208,056)		(360,449)		(161,825)

Other comprehensive gain (loss)	(102,834)		(56,888)		(240,137)		(491,412)

Total comprehensive (loss)	$(81,658)		$(264,944)		$(600,586)		$(653,237)

Weighted average number of common shares
outstanding - basic	15,097,480		12,849,898		14,585,019		12,271,013

Net income (loss) per share - basic	$0.00		$(0.02)		$(0.02)		$(0.01)

Weighted average number of common shares
outstanding – fully diluted	15,873,796		N/A		N/A		N/A

Net income (loss) per share – fully diluted	$0.00	$	N/A	$	N/A	$	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(360,449)	$(161,825)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	32,262	39,111
Shares and options issued for services	150,000	433,687
Amortization of equity based compensation	-	111,675
Gain on disposal of assets	(156,554)	-
Changes in operating assets and liabilities
Accounts receivable	(207,755)	(301,004)
Prepaid expenses	91,805	(9,628)
Accrued interest receivable	(1,901)	(5,589)
Deposits and other assets	146,523	105,439
Accounts payable and accrued liabilities	145,408	309,222
Deferred revenue	-	(56,904)
Accrued interest payable – related party	-	713
Net cash provided (used) by operating activities	(160,561)	464,897

Cash flows from investing activities
Purchase of fixed assets	(14,237)	(9,389)
Proceeds from sale of investments	42,226	-
Purchase of investments	-	(147,294)
Net cash provided (used) by investing activities	27,989	(156,692)

Cash flows from financing activities
Proceeds from line of credit	(16,501)	54,243
Payments on capital leases	-	(8,410)
Proceeds from note payable	76,500	-
Net cash provided (used) by financing activities	59,999	45,833

Net (decrease) increase in cash	(72,573)	354,038
Cash – beginning	1,058,555	414,228
Cash – ending	$985,982	$768,266

Supplemental disclosure
Interest paid	$14,108	$21,066
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$150,000	$433,687
Shares issued for accounts payable	$50,000	$11,903

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

Principles of Consolidation
The financial statements include those of: Rubicon Financial Incorporated (“Rubicon”); and its wholly owned subsidiaries, Rubicon Financial Insurance Services, Inc. (“RFIS”), Rubicon Real Estate and Mortgages, Inc. (“RREM”), Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiaries are collectively referred to herein as the “Company”.  RFIS was sold as of September 30, 2010 therefore these financial statements reflect the activity for the nine months ended September 30, 2010 but no balance sheet accounts for RFIS as of September 30, 2010.

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

Equipment                                3-5 years
Furniture                                   7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of September 30, 2010.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the nine months ended September 30, 2010.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of September 30, 2010 and December 31, 2009, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2010 and December 31, 2009 due to their short-term nature.

Loss per Common Share
Net loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock and preferred stock were converted into common stock. For the years ended December 31, 2009 and the nine months ended September 30, 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.  For the three months ended September 30, 2010, the denominator has been increased by 250,000 shares for the dilutive effect of the preferred shares being converted into common shares and 526,315 shares for the dilutive effect of the notes payable being converted into common shares.

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

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, Newport Coast Securities, Inc. (formerly Grant Bettingen, Inc.)(“NCS”), has entered into securities clearing agreements with Penson Financial Services, Inc. and Wedbush, Morgan Securities, Inc. Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of September 30, 2010, NCS maintained deposits of $250,405 and $61,343, respectively.

NOTE 4 - Marketable securities

Investments in marketable securities primarily include shares of common stock in various companies held as available-for-sale and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. On November 27, 2007, Rubicon entered into a Share Purchase Agreement with American International Industries, Inc. (“AMIN”), whereby Rubicon agreed to issue 1,000,000 shares of its common stock in exchange for 200,000 shares of AMIN and $1,000,000 in cash. Rubicon recorded marketable securities of $1,000,000, representing the fair market value of AMIN’s common stock ($5 per share) on the date of agreement. On August 8, 2008 AMIN issued a stock dividend equal to 40,000 shares of their common stock. The fair value of the dividend was $121,200.  In addition to the AMIN securities, the Company holds various other securities as available-for-sale. On September 30, 2010, the fair value of these securities was $226,064 and there were $1,054,761 of unrealized losses associated with them.

NOTE 5 – Notes receivable

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and mature on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum. As of June 18, 2010, Mr. Newman’s principal balances totaled $24,202 with accrued interest receivable of $3,537.  On June 18, 2010, Rubicon issued a note receivable in the amount of $27,739 to Joel Newman to replace the notes and accrued interest.  Mr. Newman paid $12,500 on June 18, 2010, leaving a balance of $15,239 which accrues interest at a rate of 6% per annum.  As of September 30, 2010, Mr. Newman’s principal balance was $15,239 with accrued interest receivable of $259.

On June 3, 2008, Rubicon issued a note receivable in the amount of $100,000 to Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009. As of September 30, 2010, the principal balance was $100,000 and accrued interest receivable totaled $14,000. On June 28, 2010, Rubicon received a judgment against Mr. Riviello in the total amount of $141,037.17 and is in the process of collecting on the judgment.

NOTE 6 – Notes payable

A summary of current debt consists of the following:

	September 30, 2010	December 31, 2009
Demand note payable to an officer and shareholder for $4,500, unsecured, non-interest bearing and due on demand	$-0-	$5,213
Various note payables	100,000	42,000
Line of credit, secured by cash deposit, interest rate of 2.25%	83,499	100,000
	$183,499	$147,213

Interest expense for the nine months ended September 30, 2010 and 2009 was $13,394 and $21,066, respectively.

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

During the nine months ended September 30, 2010, the Company issued 750,000 shares of its common stock as compensation in consideration for services.  The shares were valued at fair market value and an expense of $150,000 was recorded.

During the nine months ended September 30, 2010, the Company issued 250,000 shares of its common stock in satisfaction of $50,000 of accounts payable.

During the nine months ended September 30, 2010, 50,000 shares of common stock were returned and are in the process of being cancelled in relation to the sale of a subsidiary.  See Note 13 for further details.

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

In 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to its employment agreement between RFIS, its wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements.  Once earned, the holder will have the right to purchase up to 300,000 shares of the Company’s common stock $2.45 per share.  As of September 30, 2010, no options had been earned and RFIS had been sold and all potential options were cancelled.  See Note 13 for further details.

In 2008, the Company granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.

A summary of stock options and warrants as of September 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/10	1,300,000	$1.33	10,000	$0.30
Granted	-	-	-	-
Cancelled	300,000	2.45	-	-
Exercised	-	-	-	-
Outstanding as of 09/30/10	1,000,000	$1.00	10,000	$0.30
Vested as of 09/30/10	1,000,000	$1.00	10,000	$0.30

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

	Nine Months Ended
	September 30,
	2010	2009
Net Revenue
Insurance services	$145,226	$404,190
Mortgage services	-0-	27,513
Brokerage services(1)	10,383,489	8,314,705
	10,528,715	8,746,408

Expenses
Insurance services	184,631	366,882
Mortgage services	4,876	24,389
Brokerage services(1)	10,304,508	7,538,937
Corporate	395,149	978,025
	10,889,164	8,908,233

Net income (loss)	$(360,449)	$(161,825)

NOTE 10 – Net capital requirement

The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2010, NCS had net capital of $868,585 and was $768,585 in excess of its required net capital of $100,000.

NOTE 11 – Commitments and Contingencies

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (collectively the “Bettingens”) stemming from the same transaction. These two cases were consolidated and on July 29, 2010, the Bettingens’ suit was dismissed. Further, on October 14, 2010 the Company was awarded attorney’s fees in the sum of $337,634 and costs in the sum of $18,235.50 against the Bettingens.

On October 21, 2009, the Company entered into a long-term lease agreement for office space commencing January 1, 2010 and ending on June 30, 2015.  The annual lease payments due pursuant to this agreement are as follows:

Year Ending
December 31,	Amount
2010	$125,880
2011	188,820
2012	193,016
2013	199,310
2014	205,604
2015	104,900
Total	$1,017,530

NOTE 12 – Intangible Assets – customer lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671.  This intangible asset was evaluated for impairment as of December 31, 2009 and September 30, 2010 and management determined that no impairment was needed.

NOTE 13 – Sale of Subsidiary

On September 30, 2010, the Company sold its RFIS subsidiary in exchange for the return and cancellation of 50,000 shares of its common stock.  The market value of the stock returned and cancelled was $19,000 as of September 30, 2010.  The Company recorded a gain of $156,554 in relation to this sale.  RFIS had revenues of $527,293 and net income of $54,141 during the year ended December 31, 2009.  RFIS had revenues of $145,226 and a net loss of $39,405 during the nine months ended September 30, 2010.

NOTE 14 – Subsequent Events

Management has evaluated all events and transactions that had occurred subsequent to the balance sheet date and has determined that there are no material events as of the date of this filing that would be deemed significant or require recognition or additional disclosure.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	deterioration in general or regional (especially Southern California) economic, market and political conditions;
•	our ability to successfully compete in the financial services industry;
•	effects of current litigation and arbitration proceedings;
•	actions and initiatives taken by both current and potential competitors;
•	inability to raise additional financing for working capital;
•	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
•	deterioration in the financial services markets, lending markets and the real estate markets in general;
•	the level of volatility of interest rates as well as the shape of the yield curve;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Current Operations

We are a publicly-traded financial service holding company with two wholly-owned operating subsidiaries: (i) Newport Coast Securities, Inc. (“NCS”) a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking; and (ii) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency offering personal lines, life and commercial insurance products to individuals and companies primarily in California. On September 30, 2010 we sold RFIS to the former president for 50,000 shares of our common stock. Further, in June of 2010, another of our wholly-owned subsidiaries, Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provided professional assistance in the fields of residential and commercial real estate and mortgage loans in California, was dissolved.

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

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008, 2009 and the majority of 2010 has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage services, the impact to our real estate services has been considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest, most profitable, growth potential. In response to the current market conditions, in June of 2010, RREM was dissolved and on September 30, 2010 we disposed of our interest in RFIS.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2010 and 2009.

Revenue:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Consolidated
Revenue	$3,491,965	$3,311,638	5%	$10,528,715	$8,746,408	20%
Operating expenses	$3,612,136	$3,473,474	4%	$11,038,400	$8,879,811	24%
Net operating income (loss)	$(120,171)	$(161,836)	(26%)	$(509,685)	$(133,403)	282%

Our revenues increased 5% and 20% during the three and nine months ended September 30, 2010, respectively, over the same periods of 2009. The increase in revenues is primarily a result of our continued focus on providing alternative investment products through NCS and the recruitment of additional registered representatives.

During the three and nine months ended September 30, 2010 our operating expenses increased by 4% and 24%, respectively, primarily a result of increased direct costs, consulting and professional fees.

Revenue by Segment

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Revenue
Brokerage services	$3,472,529	$3,205,691	8%	$10,383,489	$8,314,705	25%
Insurance services	19,436	91,547	(79%)	145,226	404,190	(64%)
Mortgage services	-	14,400	-	-	27,513	-
Total revenue	$3,491,965	$3,311,638	5%	$10,528,715	$8,746,408	20%

Brokerage Services: NCS represents our cornerstone of services and has contributed in excess of 99% of our total revenues for the three and nine months ended September 30, 2010. Revenue for the third quarter of 2010 was $3,472,529 compared to $3,205,691 for the same period of 2009, an increase of 5%. In addition, revenues for the nine months ended September 30, 2010 increased 25% to $10,383,489, compared to $8,314,705 for the nine months ended September 30, 2009.

Insurance Services: RFIS experienced a decrease of 79% and 64% in revenues from insurance services for the three and nine months ended September 30, 2010, primarily as the result of the reduction of its commercial trucking as a line of business. In March of 2010 RFIS sold its commercial trucking business, which has had a substantial effect on revenues for the nine months ended September 30, 2010. In addition, on September 30, 2010 RFIS was sold to its former president for 50,000 shares of our common stock. See Note 13 to our financial statements for further information regarding this sale.

Real Estate and Mortgage Services: The current economic conditions of the real estate market have limited RREM’s ability to generate revenue on the sales of residential real estate and other services. RREM was dormant during the first half of 2010 and as a result, in June of 2010 was dissolved.

Selling and Administrative Expenses:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change

Direct costs	$2,975,143	$2,570,152	16%	$8,841,047	$6,390,882	38%
Consulting	200,696	232,424	(14%)	314,055	232799	35%
Professional fees	269,639	144,579	86%	607,843	293,065	107%
Executive compensation	168,031	165,137	2%	398,531	651,387	(39%)
General expenses	(11,877)	347,927	-	844,562	1,272,567	(34%)
Depreciation and amortization	10,504	13,255	4%	32,362	39,111	(17%)
Operating expenses	$3,612,136	$3,473,474	4%	$11,038,400	$8,879,811	24%

Operating expenses increased 32% and 39% overall for the three and nine months ended September 30, 2010 compared to the same periods of 2009. The most notable change is that of direct costs (increases of 48% and 54%) and professional fees (increases of 80% and 128%). Our direct costs are attributable to NCS and primarily consist of commissions and fees paid on trading activities. Our direct costs have a direct relationship to our revenue and are anticipated to increase or decrease with changes in revenue.

Expenses by Segment

NCS:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Brokerage services
Direct costs	$2,970,267	$2,541,353	17%	$8,802,594	$6,252,541	41%
Consulting	146,850	150,549	(2%)	146,850	150,549	2%
Professional fees	208,406	113,688	83%	460,089	140,798	227%
Executive compensation	102,000	44,419	130%	215,000	155,115	39%
General expenses	61,855	157,028	(61%)	686,071	800,630	(14%)
Depreciation	4,122	4,095	1%	12,784	12,260	4%
Operating expenses	$3,493,500	$3,011,132	16%	$10,304,508	$7,511,893	37%

During the third quarter of 2010 NCS’s direct costs increased 17% over the same quarter of 2009. These same costs increased 41% for the nine months ended September 30, 2010 compared to the same nine months ended September 30, 2009. Direct costs are typically proportional to increases in revenue, however may fluctuate from time to time based upon the proportion of retail commissions versus direct participation program and investment banking revenues generated by the firm.

In addition, during the first three quarters of 2010 NCS incurred $460,089 in professional fees, compared to only $140,798 for the same period in 2009. This was the result in increased legal fees associated with current litigation and arbitration claims. We anticipate these fees to be reduced once these claims are settled or ended.

RFIS:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Insurance services
Direct costs	$4,876	$17,999	(73%)	$38,453	$116,395	(67%)
Consulting	3,846	200	-	16,105	575	-
Professional fees	-	1,000	-	-	5,396	-
Executive compensation	9,031	12,500	(28%)	31,531	42,500	(26%)
General expenses	8,414	65,562	(87%)	75,707	200,010	(62%)
Depreciation	165	165	-	494	494	-
Operating expenses	$26,332	$97,426	(73%)	$184,631	$365,370	(49%)

During the first three quarters of 2010, RFIS reduced direct costs, primarily commissions on policies written, and general expenses by 73% and 67%, respectively. In addition, RFIS was able to reduce its general expenses by 87% and 62%, respectively, for the three and nine months ended September 30, 2010 over the same periods of 2009. Although RFIS was showing significant reductions in its operating expenses, on September 30, 2010, we made a decision to sell RFIS to its former president for the cancellation of 50,000 shares of our common stock. The market value of the stock returned and cancelled was $19,000 as of September 30, 2010.  We recorded a gain of $156,554 in relation to this sale.

RREM:

In our efforts to mitigate potential losses arising from the expending of resources in an economically challenged environment, we have redirected resources towards endeavors with a greater potential of economic success. In June of 2010 we dissolved RREM and currently do not intend to pursue business in the real estate sector.

Other income and (expense)

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Consolidated
Interest income	$4,787	$3,619	32%	$13,061	$12,764	2%
Interest (expense)	(4,625)	(13,394)	(65%)	(14,108)	(21,066)	(33%)
Other (expense)	(15,369)	(36,445)	(58%)	(6,271)	(20,120)	(69%)

Other income and expense consists of interest earned and expenses, and rental income from sub-lease of facilities. We experienced a 32% increase in interest income during the three months ended September 30, 2010 and a 10% increase for the nine months ended September 30, 2010 as a result in fluctuations in cash balances. Interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been limited by a lack of adequate working capital.  In February of 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. As of September 30, 2010 we had available cash of $674,234. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through the first half of 2011. Consequently, in addition to cash generated from operations, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2010 compared to December 31, 2009.

	September 30,	December 31,	Increase / (Decrease)
	2010	2009	$	%
Current Assets	$2,245,293	$2,510,357	$(265,064)	(11%)
Current Liabilities	2,334,936	2,311,106	23,830	1%
Working Capital	$(89,643)	$199,251	$(288,894)	(145%)

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $674,234 in un-restricted cash on hand at September 30, 2010 will only be sufficient to sustain operations through the first half of fiscal 2011.  As a result, we anticipate the need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  Along these lines, in February of 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2009 and 2008, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

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

These claims arise from the June 2008 merger between us and Grant Bettingen, Inc. (now known as Newport Coast Securities, Inc.). On or about August 10, 2009, we were served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (collectively the “Bettingens”)(Case Number 30-2009-00290794) stemming from the same transaction and alleging 31 causes of action. These two cases were consolidated. On July 29, 2010, our demurrer to the second amended cross-complaint filed by the Bettingens was sustained without leave to amend. The Court’s ruling was as follows:

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

In addition, on October 14, 2010, our motion for attorney’s fees and costs against the Bettingens was granted. The Court’s ruling was as follows:

RUBICON FINANCIAL INCORPORATED (RUBICON) V. BETTINGEN, ET AL.

Motion by cross-defendant Rubicon for attorneys’ fees and costs:

The motion is granted.

The court finds the cross-defendants are the prevailing parties on the breach of contract causes of action.

The court finds that no apportionment of fees and costs need be allocated between the contract causes of action and the other causes of action.

The court further finds reasonable attorneys’ fees in the sum of $337,634.00, and costs in the sum of $18,235.50, and orders such amounts be awarded to the cross-defendants jointly, and against the cross-complainants M. Grant Bettingen, individually and as Trustee of the Bettingen 1999 Trust, and Chrisi Bettingen, all jointly and severally.

The moving parties are hereby ordered to prepare, file and serve the proposed order and judgment in accordance with this ruling, and shall give notice of ruling.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2010; however, we sold our ownership interest in RFIS for the return of 50,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6.  Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-K	12/31/09	3.1(ii)	04/15/09
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note		10-K	12/31/09	10.7	04/15/10
10.8	Subsidiary Purchase Agreement for Rubicon Financial Insurance Services, Inc. dated September 30, 2010	X
10.9	Escrow Agreement for Rubicon Financial Insurance Services, Inc. sale dated September 30, 2010	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By: /s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: November 12, 2010