Form 10-K
period 2010-12-31
RUBICON FINANCIAL INC
filed 2011-03-31
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

RUBICON FINANCIAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18872 MacArthur Blvd., First Floor
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporation Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                   ☐Yes ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,254,277.39 based on a share value of $0.39.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 14,898,023 shares of common stock, $0.001 par value, outstanding on March 24, 2011.

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

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.rubiconfinancial.com (currently under construction and anticipated to be completed on or before June of 2011).  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Rubicon Financial Incorporated, 18872 MacArthur Blvd., First Floor, Irvine, California  92612.

PART I

Item 1. Business.

Rubicon Financial Incorporated is a financial services holding company. Our goal is to become a “Single Source Provider” (SSP) of distinct and diverse financial services, bundled together for client convenience.  We believe that the economy of efficiencies that is anticipated to exist between the companies now combined in our wholly-owned subsidiary Newport Coast Securities, Inc. will increase our bottom line by lowering our costs.  We are based in Orange County, California and operate primarily through Newport Coast Securities, Inc., a fully-disclosed broker-dealer, which does business as Newport Coast Asset Management as a registered investment advisor and dual registrant with the Securities and Exchange Commission and Newport Coast Securities insurance general agency.

Subsidiaries

Newport Coast Securities, Inc. (“NCS”), a broker-dealer registered with the SEC, member of the FINRA, is a full-service broker-dealer striving to provide its clients and account executives access to an extensive line of financial products and services designed to meet the goals of all levels of investors. NCS provides its clients with all financial services including securities brokerage, trading, mutual funds, insurance, alternative investments, fixed income and investment banking. NCS, doing business as Newport Coast Asset Management, is also a Registered Investment Advisor, offering asset management and financial planning services and also offers a full line of insurance products through its insurance General Agency.

Rubicon Financial Insurance Services, Inc., (“RFIS”), previously offered commercial, life, health and personal lines of insurance products made available by top rated insurance providers.  RFIS also provided long-term care insurance, workers compensation, as well as disability and group health insurance. RFIS was sold on September 30, 2010.

Our subsidiary, Rubicon Real Estate and Mortgages Inc., (“RREM”), previously operated as a broker and originator of real estate loans and mortgages.  Due to the overall global recession and dramatic decline in the real estate market, RREM was inactive for most of 2010 and dissolved in June 2010.

Further, we intend to continue to identify additional business opportunities as and when they arise.

Our executive office is located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our telephone number is (949) 798-7220 and our website address is www.rubiconfinancial.com, which is currently under construction and anticipated to be available to the public on or before June of 2011. The information on our website is for information purposes only and is not incorporated by reference into this report.

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

In the fourth quarter of 2006, we changed our corporate focus to the financial services industry with our goal to become a single source provider of financial related services.  In 2007, we completed the acquisition of our first two financial services entities, (i) RFIS, and (ii) RREM. Further, in June of 2008 we completed the acquisition of NCS. In 2010, we sold RFIS and dissolved RREM.

Economic Conditions

Beginning in the second half of 2007 and throughout 2010, significant weakness and volatility in the credit markets stemming from difficulties in the U.S. housing market spread to the broader financial market and led to a decline in global economic growth that has resulted in a significant recession. Specifically, declines in the value of subprime mortgages spread to all mortgage and real estate asset classes, then to leveraged bank loans and eventually to nearly all asset classes, including equities. The declines in asset values had collateral consequences that increased the downward pressure on valuations. For example, investor margin calls, collateral posting requirements among counterparties, and redemptions within asset management increased. The decrease in asset values, coupled with the loss of investor confidence, exacerbated the negative market conditions, which eventually led to the failure or merger of a number of prominent financial institutions. As a result, financial institutions have reduced their willingness to lend, reducing liquidity that has historically funded large sections of the U.S. economy.

 In 2011, it is expected that these conditions and the recession will persist, causing a continuation of the unfavorable economic and market dynamics experienced in 2010, and possibly leading to a further decline in economic and market conditions. We may experience reduced transaction volumes, reduced revenue and reduced profitability throughout 2011.

However, even with the unfavorable economic conditions experienced in fiscal 2010, we managed to increase our revenues by over 16% from fiscal 2009, reduce our net operating loss by 68% and continue to grow our operations.

OUR BUSINESS

Overview

We have established our headquarters in Orange County, California to capitalize on what our management believes to be a large and affluent demographic base for our services. The types of financial services we offer are as follows: insurance; investment banking services for small to mid-sized companies; securities market making; investment management and financial planning; and retail and institutional brokerage services. Each subsidiary providing these services is an individually licensed corporation doing business under the parent holding company.

Securities

Newport Coast Securities, Inc.

NCS has been registered as a securities broker-dealer with the SEC for over a quarter of a century and has been located in the Orange County, California area since 1985.

Since mid-2008, we have expended tremendous time and resources into transforming NCS into a full service broker-dealer that provides retail and institutional securities services as well as investment banking, trading, market-making, brokerage, investment advisory and financial planning, and insurance services.  NCS is a $100,000 broker/dealer with approximately 150 registered representatives in 44 branch offices producing in excess of $14.4 million in revenues for the year ended December 31, 2010.

Operating as a securities broker-dealer and investment banking firm for more than twenty-five years, NCS has dual clearing agreements and is a correspondent firm with Penson Financial Services, LLC and Wedbush Morgan Securities.

NCS is registered with the Securities and Exchange Commission and is a member of FINRA and the Securities Investor Protection Corporation.  NCS is also a Registered Investment Advisor registered with the SEC and is also licensed as an insurance general agency.  NCS is licensed to conduct its brokerage activities in all states except Maine (registration in Maine is pending) and the District of Columbia and is currently approved to expand to 184 registered representatives and 95 offices.

Products and Services

NCS offers both its institutional and retail clients access to an extensive list of investment products and services designed to meet their own unique needs. These investments are selected to help clients grow their asset base, protect their assets, maximize their tax efficiencies and provide clients with wealth distribution strategies for their heirs and beneficiaries. These products and services include, but are not limited to:

• Equities
• Fixed Income
• Options
• Mutual Funds
• Closed End Funds
• Exchange Traded Funds (ETFs)
• Unit Investment Trust
• Certificates of Deposit
• Fee Based Accounts
• Financial Planning
• Life Insurance
• Fixed Annuities
• Variable Annuities
• Long-Term Care Insurance
• Disability Insurance

• Estate Planning
• Retirement Plans
• 401k Plans
• 403b Plans
• Single K Plans
• Defined Benefit Plans
• Retirement Plan Advisory Services
• College Savings Plans
• 529 Plans
• Alternative Investments
• REITs
• Specialized Debt Offerings
• Non-Traded REITs
• Energy Programs
• Managed Futures

Investment Banking

NCS focuses on Small and Micro Cap companies.  The preferred relationship with corporate clients of the firm is to provide complete investment banking services, including advisory services, corporate finance for public and private enterprises, securities transactions, trading, syndication, mergers and acquisitions, reorganizations, reverse mergers, PIPE’s, and merchant banking.  The firm also has experience in private equity placement, for both public and private companies. Clients can contract for comprehensive service or select any combination of investment banking services to meet their needs and the growth stage of their enterprise.

Alternative Investment Products

One asset class that Newport Coast Securities offers is Alternative Investments.  Where most traditional wirehouses and even some larger independent brokerages do not allow their brokers to provide their qualified clients with access to these instruments, Newport Coast Securities believes that there are many benefits to being able to offer Alternative Investments.  Many of these investments are uncorrelated to the market, may provide tax benefits, and/or cash flow, while still providing potential appreciation.

These investments come in many forms such as private and public Limited Partnerships and LLCs, REIT’s, Tenant-in-Common investments, DSTs, Direct Investments in real estate, Managed Futures, and more.  Many high net worth clients may look for access to investment vehicles that may offer higher upside potential and are willing and able to bear the additional risk.  The executive management of Newport Coast Securities supports its due diligence in this area with over 30 years of experience, in both up and down cycles, in alternative investments, with a focus on protecting the client in the selection of these products.

Insurance

Newport Coast Insurance maintains top level contracts with preferred insurance company providers of all insurance products including fixed and variable annuity products, variable universal life, long-term care, disability and life insurance products for estate planning. Newport Coast Securities partners with only highly rated, reputable companies providing the latest innovative products to meet each client’s needs.  Newport Coast Insurance offers a network of insurance professionals experienced in all lines and products to assist clients with their needs.

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

Investment Advisory

NCS, doing business as Newport Coast Asset Management, is registered with the SEC as a Registered Investment Advisor. NCS currently offers investment advisor services providing fee-based account management services to clients.  In addition to customized fee-based account management, NCS offers a broad professional investment advisory platform allowing account executives and their clients to select from a premier group of professional money managers to manage client assets.  Financial Planning services and products are provided to support the needs of NCS’s high net worth/income clients, including their need for insurance, annuity, tax planning, and estate planning.  Full service financial planning and investment advisory services are offered to serve the growing needs of corporate executives introduced to the firm through its investment banking activity.

Rubicon Securities, Inc.

In February of 2007, we incorporated Rubicon Securities, Inc., a Nevada corporation (“RSI”), as a wholly owned subsidiary in anticipation of RSI becoming a licensed and registered broker/dealer. However, RSI has not conducted any business and remains as a non-operating dormant subsidiary.

Insurance

Rubicon Financial Insurance Services, Inc.

Through RFIS, we offered commercial, life, health and personal lines insurance products provided by top rated insurance companies.  RFIS was sold to the former president, Todd Torneo, on September 30, 2010. We now offer insurance products through NCS.

Real Estate and Mortgage

Rubicon Real Estate and Mortgages, Inc.

Rubicon Real Estate and Mortgages, Inc. (“RREM”) was formerly a “full service” real estate and mortgage company. However, due to the current global recession and dramatic down turn in the real estate market, especially in Southern California, RREM was dissolved in June of 2010.

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

Net Capital Requirements

NCS is subject to the SEC’s net capital rule (SEC Rule 15c3-1), which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Also, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.

At December 31, 2010, NCS had net capital of $722,519 which was $622,519 in excess of its required net capital of $100,000.

Also, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to the withdrawal, advance or loan and to any other withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled to occur within six months, the net capital of the broker-dealer would fall below 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Further, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or its net capital would be less than 120% of the minimum dollar amount of net capital required. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment, or payment in respect of principal or subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than the specified percentage (120%) of the minimum net capital requirement.

Failure to maintain the required net capital may subject a firm to fines, suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit NCS’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which could limit our ability to access working capital and repay debt. In the past, we have entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our shareholders, unaffiliated third parties or banks to supplement our working capital needs.

Competition

Our primary competitors will be local and regional banks that provide similar comprehensive financial services and full service independent contractor broker-dealers. However, typically our bank competitors focus on the commercial banking side of their business and there does not appear to be many companies of our intended size that offer such a wide variety of products and services.

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

NCS is registered as a securities broker-dealer with the SEC.  The securities exchanges mentioned above and the FINRA are voluntary, self-regulatory bodies composed of members, such as NCS, which have agreed to abide by the respective bodies’ rules and regulations.  These organizations may expel, fine, and otherwise discipline member firms and their employees.  NCS is licensed as a broker-dealer in all states except Maine (Maine is currently pending).  This will require us to comply with the laws, rules, and regulations of each state.  Each state may revoke the license to conduct a securities business, fine, and otherwise discipline broker-dealers and their employees.

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

Insurance

The California Department of Insurance regulates such matters as the licensing of sales personnel and the marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contract holders and policyholders.  Financial regulation is extensive, and any financial and intercompany transactions between an insurance subsidiary and any of our other companies (such as intercompany dividends, capital contributions and investment activity) may be subject to pre-notification and continuing evaluation by the California Department of Insurance.

At the Federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, and the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance policy.  Adoption of any new federal regulation in any of these areas could potentially have an adverse effect upon us and any insurance subsidiary.  Also, recent federal legislative proposals aimed at the promotion of tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Accounts may adversely impact our sales of annuity and life insurance products if enacted.

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

Further, on February 22, 2011, DAC issued a press release announcing that it had entered into a letter of intent to merge with Horizon Exterior Technology, Inc. (“Horizon”).

Horizon is the exclusive distributor of high quality roofing, fascia, and interior wall tiles imported from China. These ICC tested and approved light-weight ultra-durable porcelain-ceramic tiles are intended to be sold through a network of regional distributors to national builders, building supply houses, select retailers, and registered, authorized contractors.

The letter of intent requires completion of formal substantive agreements with substantial conditions to be performed, including the following: adequate due diligence by DAC, approval by each party's respective shareholders, approval of each party's respective board of directors, pre-merger financing by Horizon, and other conditions which would need to be satisfied in a transaction of this nature.

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

During the year ended December 31, 2010, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “subprime” mortgage loans, which may materially impact our real estate and mortgage subsidiary.

“Subprime” mortgage loan defaults could adversely impact the operations of our real estate and mortgage division.  In addition, subprime mortgage loan defaults began to increase with respect to mortgages considered to be less credit risk than “subprime” mortgages.  It is expected that mortgage default rates will continue to increase at least throughout the first half of 2011. These defaults have not only had a materially adverse impact on the spending power of the borrowers of such defaulted mortgage loans, but have also reduced the ability of buyers of residential properties to acquire single family residences, in addition to reductions in the value of investment portfolios containing securities affected by such mortgages.  Because the real estate and mortgage division is highly dependent upon fees and commissions based upon sales and financings related to residential and investment properties, the downward trend in “subprime” mortgages may materially impact our results of operations on a consolidated basis.

We have incurred, and may continue to incur, significant operating losses.

We incurred significant losses from operations for each of the years ended December 31, 2010 and 2009, respectively. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2011, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2010 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates and to seek additional capital through future equity private placements or debt facilities.

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

Misconduct by our employees and independent financial advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees and independent financial advisors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm.

Misconduct could include:
•	binding us to transactions that exceed authorized limits;
•	hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;
•	improperly using or disclosing confidential information;
•	recommending transactions that are not suitable or in the client’s best interests;
•	engaging in fraudulent or otherwise improper activity;
•	engaging in unauthorized or excessive trading to the detriment of customers; or
•	otherwise not complying with laws or our control procedures.

We cannot always deter misconduct by our employees and independent financial advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Prevention and detection among our independent financial advisors, who are not employees of our company and tend to be located in small, decentralized offices, present additional challenges. Misconduct by our employees and independent financial advisors may have a material adverse effect on our business and results of operations.

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

Poor performance of the investment products and services recommended or sold to asset management clients may have a material adverse effect on our business.

Our investment advisory clients generally may terminate their contracts at anytime. These clients can terminate their relationship, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

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

Errors and omissions claims may negatively affect our business and results of operations.

Our subsidiaries are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against our subsidiaries or their financial advisors may allege liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to effect securities transactions on behalf of clients, to choose suitable investments for any particular client, to supervise a financial advisor or to provide insurance carriers with complete and accurate information. It is not always possible to prevent or detect errors and omissions, and the precautions our subsidiaries take may not be effective in all cases. Our liability for significant and successful errors and omissions claims may materially and negatively affect our results of operations.

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

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. Nonetheless, the effectiveness of our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

Our clearing broker extends credit to our clients and we are liable if the clients do not pay.

NCS permits its clients to purchase securities on a margin basis or sell securities short, which means that our clearing firms extend credit to the client secured by cash and securities in the client’s account. During periods of volatile markets, the value of the collateral held by the clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing broker sells or buys securities at prevailing market prices, and may incur losses to satisfy client obligations. NCS has agreed to indemnify the clearing brokers for losses they may incur while extending credit to its clients.

Legislative, judicial or regulatory changes to the classification of independent contractors could increase our operating expenses.

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common law” factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service (“IRS”) regulations. NCS classifies its registered representatives as independent contractors for all purposes, including employment tax and employee benefit purposes. We cannot assure you that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of NCS’ registered representatives. The costs associated with potential changes, if any, to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports through December 31, 2010.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our wholly owned subsidiary, Newport Coast Securities, Inc., leases approximately 11,000 sq. ft. of general office space, which we occupy, with monthly rent of approximately $15,000. The lease expires on June 30, 2015. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock traded sporadically on the over-the-counter bulletin board market (OTC:BB) through February of 2011 and currently trades on the Pink Sheets under the symbol RBCF. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2010 and 2009.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
1st Quarter	$0.32	$0.20	$0.30	$0.08
2nd Quarter	$0.40	$0.18	$0.26	$0.05
3rd Quarter	$0.40	$0.20	$0.15	$0.06
4th Quarter	$0.40	$0.25	$0.53	$0.09

(b) Holders of Common Stock

As of March 24, 2010, there were approximately 457 holders of record of our Common Stock and 14,898,023 shares outstanding.  As of March 29, 2011, the closing price of our shares of common stock on the Pink Sheets was $0.25 per share.

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

As of December 31, 2010, we granted 1,000,000 options under this plan.

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

As of December 31, 2010, we had granted options to purchase 300,000 shares under the 2007 stock acquisition plan, which were terminated on September 30, 2010.

Recent Sales of Unregistered Securities

On May 21, 2010, we authorized the issuance 250,000 shares of our common stock for legal services to DeMint Law, PLLC valued at $50,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were issued in March of 2011.

On May 21, 2010, we authorized the issuance 500,000 shares of our common stock to Kathleen McPherson, a director and chief executive officer of NCS, for services rendered to NCS valued at $100,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were issued in March of 2011.

On May 21, 2010, we authorized the issuance 150,000 shares of our common stock to the former president of NCS for services valued at $30,000. These shares were never issued and effectively cancelled concurrent with the departure of the president of NCS in January of 2011.

On May 21, 2010, we authorized the award of 100,000 shares of our restricted common stock for a bonus valued at $20,000 to one of the registered representatives of our wholly owned subsidiary, NCS. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009. These shares were issued in March of 2011.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2010.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a financial service holding company operating primarily through our wholly-owned subsidiary Newport Coast Securities, Inc. (“NCS”), a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking. During 2010 we also had two other operating subsidiaries; (i) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency; and (ii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provided professional assistance in the fields of residential and commercial real estate and mortgage loans in California. RFIS was disposed of through the sale to its former president in September of 2010 and RREM was dissolved in June of 2010.

We also have a non-operating subsidiary, Dial-A-Cup, Inc. (“DAC”), which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand.  On July 31, 2007, we entered into a Separation and Distribution Agreement with DAC, whereby we agreed to spin-out at least 50% of the shares of DAC common stock owned by us to our shareholders on a one for ten basis.  The Separation and Distribution Agreement also provides that DAC will take all of the businesses, assets and liabilities relating to the DAC business previously held by us.  DAC intends to file a registration statement on Form S-1 to register the shares of DAC common stock to be distributed.  As of the date of this report, the Form S-1 has not been filed.

On February 22, 2011, DAC issued a press release announcing that it had entered into a letter of intent to merge with Horizon Exterior Technology, Inc. (“Horizon”). Horizon is the exclusive distributor of high quality roofing, fascia, and interior wall tiles imported from China. These ICC tested and approved light-weight ultra-durable porcelain-ceramic tiles are intended to be sold through a network of regional distributors to national builders, building supply houses, select retailers, and registered, authorized contractors.

The letter of intent requires completion of formal substantive agreements with substantial conditions to be performed, including the following: adequate due diligence by DAC, approval by each party's respective shareholders, approval of each party's respective board of directors, pre-merger financing by Horizon, and other conditions which would need to be satisfied in a transaction of this nature.

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008 through 2010 has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage services, the impact to our real estate services was considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest, most profitable, growth potential. In response to the current market conditions, we disposed of RFIS in September of 2010 and dissolved RREM in June of 2010.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the years ended December 31, 2010 and 2009.

Revenue:

	Years Ended
	December 31,		Increase/(Decrease)
	2010	2009	$	%
Consolidated
Revenue	$14,436,637	$12,400,188	$2,036,449	16%
Operating expenses	15,204,700	12,856,977	2,347,723	18%
Net operating (loss)	$(768,063)	$(456,789)	$(311,274)	68%

Our revenues increased 16% during fiscal 2010. The revenue increase for the year over year periods is the result of increases in revenues generated by NCS, primarily through the recruitment of additional registered representatives and increase in commissions from alternative investment products.

During the year ended December 31, 2010, our operating expenses increased by only 18%, which tracked closely to our increase in revenue. However, our net operating loss increased by $311,274, which included non-cash expenses totaling $370,714 relating to depreciation and the issuance of shares of our common stock for services.

Revenue by Segment

	Years Ended
	December 31,		Increase/(Decrease)
	2010	2009	$	%
Revenue
Brokerage services	$14,291,411	$11,845,382	$2,446,029	21%
Insurance services (1)	145,226	527,293	(382,064)	(72%)
Mortgage services	-	27,513	-	-
Total revenue	$14,436,637	$12,400,188	$2,036,449	16%
(1) RFIS was sold on September 30, 2010, therefore the period presented for 2010 is for the nine-months ended September 30, 2010.

Brokerage Services: NCS represents our cornerstone of services and contributed approximately 99% of our total revenue for 2010. Revenue for 2010 increased 21% over 2009, primarily as a result of NCS’ continued focus on alternative investment products and recruitment of additional registered representatives.

Insurance Services: We disposed of RFIS on September 30, 2010, primarily as a result of its decreased revenues (approximately 72% for 2010) and decline in operations. During 2010, RFIS reduced the amount of commercial trucking policies written and sold its commercial trucking business.

Mortgage Services: The continued economic conditions of the real estate market limited RREM’s ability to generate revenue on the sales of residential real estate and other services in 2010 and as a result of its inactivity, RREM was dissolved in June of 2010.

Selling and Administrative Expenses:

	Years Ended
	December 31,		Increase/(Decrease)
	2010	2009	$	%

Commissions and other direct costs	$11,889,300	$9,520,289	$2,369,011	25%
Consulting	379,958	293,115	86,843	30%
Professional fees	861,044	877,422	(16,378)	(2%)
Executive compensation	546,531	856,663	(310,132)	(36%)
General expenses	1,485,823	1,258,020	227,803	18%
Depreciation	42,044	51,468	(9,424)	(18%)
Operating expenses	$15,204,700	$12,856,977	$3,201,003	18%

Operating expenses increased 18% in 2010 over the previous year ended December 31, 2009. This increase was anticipated as we incurred significant additional expenses for consulting, and commissions and other direct costs. However, we reduced executive compensation by 36% and increased general expenses in proportion with our increase in revenues.

Our direct costs are comprised of commissions paid to registered representatives and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will generally increase or decrease with changes in revenue.

Expenses by Segment

NCS:

	Years Ended
	December 31,		Increase/(Decrease)
	2010	2009	$	%
Brokerage services
Direct costs	$11,850,847	$9,356,359	$2,494,488	27%
Consulting	211,353	210,593	760	-
Professional fees	455,168	423,650	31,518	7%
Executive compensation	306,000	212,615	93,385	44%
General expenses	1,233,270	937,312	295,958	32%
Depreciation	17,118	15,851	1,267	8%
Operating expenses	$14,073,756	$11,156,380	$2,917,376	26%

NCS’ total operating expenses increased 26% for the year ended December 31, 2010 over 2009. During 2010 we focused our operational efforts on NCS, as evidenced by the sale of RFIS and dissolution of RREM. As a result we increased salaries paid to our administrative staff and executives to levels commensurate with our industry. In addition, general expenses were increased in 2010 as a result of restructuring NCS to position the company for increased growth in the number of registered representatives, compliance, trading and operations personnel to accommodate growth of the firm.  The infrastructure costs should increase slightly during 2011 but be offset by increased revenues as additional registered representative production in this year adds to the bottom line for NCS.

RFIS:

	Years Ended
	December 31,		Increase/(Decrease)
	2010(1)	2009	$	%
Insurance services
Direct costs	$38,453	$141,984	$(103,531)	(73%)
Consulting	16,105	847	(15,258)	-
Professional fees	-	5,396	-	-
Executive compensation	34,531	55,000	(20,469)	(37%)
General expenses	95,048	269,267	(174,219)	(65%)
Depreciation	494	658	(164)	(25%)
Operating expenses	$184,631	$473,152	$(288,521)	(61%)
(1) RFIS was sold on September 30, 2010, therefore the period presented is for the nine-months ended September 30, 2010.

RFIS experienced a 61% reduction in operating expenses for 2010 over 2009. Prior to the sale of RFIS in September of 2010, efforts were made to reduce staffing and maximize revenues. While some of the objectives were accomplished, ultimately RFIS’ future prospects were deemed to be incompatible with our overall business goals, which lead to the decision to dispose of this subsidiary.

RREM:

	Years Ended
	December 31,		Increase/(Decrease)
	2010	2009	$	%
Mortgage services
Direct costs	$-	$21,946	$-	-
Consulting	-	-	-	-
Professional fees	-	-	-	-
Executive compensation	-	-	-	-
General expenses	5,992	1,069	4,923	461%
Depreciation	-	934	-	-
Operating expenses	$5,992	$23,949	$(17,957)	(75%)

During 2010 RREM was effectively dormant, generating only $5,992 in general and administrative expenses. RREM was dissolved in June of 2010.

Other income and (expense)

	Years Ended
	December 31,		Increase/(Decrease)
	2010	2009	$	%
Consolidated
Interest (expense)	$(25,829)	$(28,617)	$(2,788)	(10%)
Interest income	18,126	17,500	626	4%
Other income (expense)	64,204	-	-	-
Loss on disposal of assets	(22,116)	-	-	-
Gain on disposition of subsidiary	156,554	-	-	-
Unrealized (loss) on securities	(266,453)	(202,763)	63,690	31%

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 4% increase in interest income as a direct result of our increase of cash resources held in interest bearing money market accounts. Interest expense relates to the use of corporate credit cards incurred during ordinary course of business. We expect this amount to remain unchanged throughout fiscal 2011. Trading prices in securities we hold for resale fluctuate and we had an increase in unrealized loss of 31% for 2010 over 2009.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been stalled by a lack of adequate working capital.  During 2009, we raised $142,000 through a combination of notes payable and a working line of credit. Further, in February of 2010, we borrowed an additional $100,000 pursuant to a one-year convertible promissory note. As of December 31, 2010 we had available cash of $1,048,729. We believe these funds will help support existing operational costs, but will be sufficient to satisfy our working capital requirements through fiscal 2011. Consequently, in addition to cash generated from operations, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation in the financial services industry.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

We have experienced significant changes in our staffing and executive management team as a result of our business acquisitions. Historically we have relied on outside consultants to fulfill the needs of the Company while also relying heavily on our CEO, Joseph Mangiapane, Jr. whom with we have a full time employment agreement. As we have achieved milestones in our growth projections, it has become financially prudent to increase our internal staff to satisfy the operational needs of our business. Likewise, as we have been impacted by the overall economic recession we have also reduced staffing as appropriate.

In NCS we have increased our number of employees to a level which satisfies not only our current requirements in an economically sensible manner but allows for growth over the next year. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee two executives and fifteen administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2010 compared to December 31, 2009.

			Increase / (Decrease)
	December 31, 2010	December 31, 2009	$	%

Current Assets	$2,702,196	$2,510,357	$191,839	8%
Current Liabilities	2,970,341	2,311,106	659,235	29%
Working Capital	$(268,145)	$199,251	$(467,396)	(235%)

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,048,729 in un-restricted cash on hand at December 31, 2010 will be sufficient to sustain operations through fiscal 2011.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  Along these lines, in February of 2010, we borrowed $100,000 pursuant to a one-year convertible promissory note. This note was repaid in March of 2011.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2010 and 2009, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

To the Board of Directors
Rubicon Financial Incorporated and Subsidiaries
Newport Beach, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Rubicon Financial Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2010 and 2009, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
March 31, 2011

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash	$1,048,729	$746,885
Cash – restricted	311,775	311,670
Marketable securities	193,633	508,428
Accounts receivable	839,601	683,412
Prepaid expenses	158,194	123,402
Notes receivable	134,276	124,202
Interest receivable	15,988	12,358
Total current assets	2,702,196	2,510,357

Fixed assets, net of accumulated depreciation of $223,329 and $186,033, respectively	60,557	84,213

Other assets:
Contract advances	54,838	154,445
Deposits	11,917	39,471
Intangible assets – customer list	2,403,671	2,439,671
Total other assets	2,470,426	2,633,587
Total assets	$5,233,179	$5,228,157

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$479,577	$525,896
Accrued expenses	998,130	1,076,983
Investment obligation	487,000	487,000
Deferred revenue	191,193	74,014
Line of credit	-	100,000
Note payable – current portion	133,082	42,000
Note payable – related party	-	5,213
Contingent liabilities	681,359	347,500
Total current liabilities	2,970,341	2,311,106

Long term liabilities
Note payable	42,320	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 62,500 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,048,023 and 14,098,023 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively	14,047	14,097
Common stock owed but not issued, 1,000,000 shares and none
as of December 31, 2010 and December 31, 2009, respectively	1,000	-
Additional paid in capital	18,259,444	18,113,350
Other comprehensive (loss)	(1,081,077)	(814,624)
Accumulated (deficit)	(14,972,959)	(14,395,835)
Total stockholders’ equity	2,220,518	2,917,051
Total liabilities and stockholders’ equity	$5,233,179	$5,228,157

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

Revenue	$14,436,637	$12,400,188

Expenses:
Commissions and other direct costs	11,889,300	9,520,289
Consulting	379,958	293,115
Professional fees	861,044	877,422
Executive compensation	546,531	856,663
General and administrative expenses	1,485,823	1,258,020
Depreciation	42,044	51,468
Total expenses	15,204,700	12,856,977

Net operating (loss)	(768,063)	(456,789)

Other income (expense):
Interest expense	(25,829)	(28,671)
Interest income	18,126	17,500
Other income	64,204	-
Loss on disposal of assets	(22,116)	-
Gain on disposition of subsidiary	156,554	-
Total other income (expense)	190,939	(11,171)

Net (loss)	$(577,124)	$(467,960)

Other comprehensive income (loss):
Unrealized loss on securities	(266,453)	(202,763)

Net comprehensive loss	$(843,577)	$(670,723)

Weighted average number of common shares
outstanding – basic and fully diluted	14,085,283	12,715,475

Net (loss) per share – basic and fully diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated Statements of Changes in Stockholders’ Equity
	Preferred Stock		Common Stock		Common Stock owed but not issued	Additional Paid-in Capital	Unamortized Compensation	Other Compre- hensive	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	62,500	$63	11,976,773	$11,977	$498	$17,971,575	$(433,108)	$(611,861)	$(13,927,872)	$3,011,269

Shares issued that were previously authorized	-	-	500,000	498	(498)	-	-	-	-	-
Shares issued to satisfy accounts payable	-	-	155,000	150	-	11,754	-	-	-	11,904
Shares issued for services	-	-	1,471,250	1,472	-	110,021	-	-	-	111,493
Forgiveness of related party debt	-	-	-	-	-	20,000	-	-	-	20,000
Amortization of shares issued for services	-	-	-	-	-	-	433,108	-	-	433,108
Other comprehensive loss	-	-	-	-	-	-	-	(202,763)	-	(202,763)

Net (loss) for the year ended
December 31, 2009	-	-	-	-	-	-	-	-	(467,960)	(467,960)

Balance, December 31, 2009	62,500	$63	14,098,023	$14,097	$-	$18,113,350	$-	$(814,624)	$(14,395,835)	$2,917,051

Shares authorized for services	-	-	750,000	-	750	149,250	-	-	-	150,000
Shares authorized for Accounts payable	-	-	250,000	-	250	49,750	-	-	-	50,000
Shares cancelled for disposal of subsidiary	-	-	(50,000)	(50)	-	(52,906)	-	-	-	(52,956)
Other comprehensive loss	-	-	-	-	-	-	-	(266,453)	-	(256,453)

Net (loss) for the year ended
December 31, 2010	-	-	-	-	-	-	-	-	(577,124)	(577,124)

Balance, December 31, 2010	62,500	$63	15,048,023	$14,047	$1,000	$18,259,444	$-	$(1,081,077)	$(14,972,959)	$2,220,518

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities
Net (loss)	$(577,124)	$(467,960)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	42,044	51,468
Shares and options issued for services	150,000	111,493
Amortization of equity based compensation	-	433,108
Loss on disposal of assets	22,116	-
Gain on disposal of subsidiary	(156,554)	-
Changes in operating assets and liabilities:
Accounts receivable	(149,608)	(201,889)
Prepaid expenses	(53,397)	(82,091)
Accrued interest receivable	(3,630)	(7,452)
Deposits and other assets	127,161	121,835
Accounts payable and accrued liabilities	621,036	802,383
Deferred revenue	191,193	(73,353)
Accrued interest payable – related party	-	713
Net cash (used) by operating activities	213,237	688,255

Cash flows from investing activities
Payments received on notes receivable	8,963	-
Issuance of notes receivable	(19,037)	-
Purchase of fixed assets	(20,388)	(12,894)
Proceeds on disposal of assets	15,000	-
Proceeds on disposal of subsidiary	19,000	-
Proceeds from (purchase of) investments	48,342	(180,811)
Net cash (used) by investing activities	51,880	(193,705)

Cash flows from financing activities
Payment on line of credit	(100,000)	100,000
Proceeds from note payable	200,000	42,000
Payments on note payable	(48,098)	-
Cash surrendered in disposal of subsidiary	(15,070)	-
Payments on capital lease	-	(12,223)
Contributed capital (forgiveness of related party debt)	-	20,000
Net cash provided by financing activities	36,832	149,777

Net (decrease) increase in cash	301,949	644,327
Cash – beginning	1,058,555	414,228
Cash – ending	$1,360,504	$1,058,555

Supplemental disclosures:
Interest paid	$22,199	$21,066
Income taxes paid	$800	$800
Non-cash financing activities:
Shares and options issued for services	$150,000	$111,493
Shares issued for accounts payable	$50,000	$11,904

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Notes to Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization
The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation (“DAC”), a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”) on September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. our wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly-owned subsidiary of the Company. The Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding shares of RFIS. On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada corporation. Effective May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc. our wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding shares of RREM.  On June 2, 2008, the Company completed its acquisition of Newport Coast Securities, Inc. (“NCS”) (formerly Grant Bettingen, Inc.), a California corporation registered with the Financial Industry Regulatory Authority. Pursuant to an agreement and plan of merger, the Company issued 1,200,000 shares of its common stock and agreed to pay cash totaling $974,000 in exchange for 100% of the outstanding shares of NCS.  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS.

Principles of Consolidation
The financial statements include those of: Rubicon Financial Incorporated (“Rubicon”); and its wholly owned subsidiaries, Rubicon Financial Insurance Services, Inc. (“RFIS”), Rubicon Real Estate and Mortgages, Inc. (“RREM”), Newport Coast Securities, Inc. (“NCS”).  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS.  Neither RREM or RFIS have any assets as of December 31, 2010 and neither subsidiary has material activity on the income statement for the year ended December 31, 2010.  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiaries are collectively referred to herein as the “Company”.

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

Equipment                                3-5 years
Furniture                                   7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2010 or 2009.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2010 and 2009.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2010 and 2009, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Advertising Costs
The Company expenses all costs of advertising as incurred. There was $7,484 and $1,799 of advertising costs included in general and administrative expenses for the years ended December 31, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2010 and 2009 due to their short-term nature.  See Note 17 for further details.

Loss per Common Share
Net loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2010 and 2009, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009, the Company had approximately $325,000 in excess of FDIC insured limits.  At December 31, 2010, the Company had approximately $654,000 in excess of FDIC insured limits.

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

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,972,959 since inception and incurred net losses of $577,124 and $467,960 for the years ended December 31, 2010 and 2009.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2009, the Company maintained deposits with Penson of $250,405 and $61,265, respectively, for total restricted cash of $311,670.  As of December 31, 2010, the Company maintained deposits with Penson of $250,405 and $61,370, respectively, for total restricted cash of $311,775.

NOTE 4 – Intangible Assets – customer lists
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671.  This asset was evaluated for impairment as of December 31, 2010 and 2009 and management determined that no impairment was needed.

During the year ended December 31, 2008, RFIS purchased a customer list for $36,000 in order to seek insurance business from the commercial trucking industry.  This asset was evaluated for impairment as of December 31, 2009 and management determined that no impairment was needed.  This list was sold for $15,000 during the year ended December 31, 2010 resulting in a $21,000 loss.

Total intangible assets as of December 31, 2010 and 2009 was $2,403,671 and $2,439,671, respectively.

NOTE 5 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

As of December 31, 2010, the Company held securities with an aggregate cost of $1,274,710 and a fair market value, based on published prices, of $193,633.  The accumulated unrealized loss on these securities is $1,081,077 as of December 31, 2010 and is shown as accumulated other comprehensive loss on these financial statements.  The unrealized loss on securities during the year ended December 31, 2010 was $266,453 and is shown as other comprehensive loss on these financial statements.

As of December 31, 2009, the Company held securities with an aggregate cost of $1,323,052 and a fair market value, based on published prices, of $508,428.  The accumulated unrealized loss on these securities is $814,624 as of December 31, 2009 and is shown as accumulated other comprehensive loss on these financial statements.  The unrealized loss on securities during the year ended December 31, 2009 was $202,763 and is shown as other comprehensive loss on these financial statements.

NOTE 6 – Notes receivable
On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and matured on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum.  On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The combined outstanding principal balance as of December 31, 2009 was $24,202.  Accrued interest earned on this note was $2,858 as of December 31, 2009.   During the year ended December 31, 2010, the Company and Mr. Newman reached an agreement consolidating the outstanding principal balance and accrued interest balance into a new note in the amount of $27,739.  The note bears interest of 6% and was due on December 31, 2010.  As of December 31, 2010 the note balance was $15,239 and the balance of accrued interest was $488.

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009.   The loan was not repaid and subsequently the Company took legal action against Mr. Riviello and won an initial settlement claim in excess of $100,000.  As of December 31, 2010, the Company, has not been able to collect on the principal balance and the balance remains $100,000.  Accrued interest earned on this note was $9,500 as of December 31, 2009 and $15,500 as of December 31, 2010.  The Company has initiated collection procedures and management feels very comfortable that the full amount will be collected.

On December 27, 2010, Rubicon was issued a note receivable in the amount of $19,037.  The note does not bear interest and is due in monthly installments through May of 2013.  The balance of the note as of December 31, 2010 was $19,037.

NOTE 7 – Accounts Receivable
Amounts receivable from clearing organizations and others at December 31, 2010 consisted of the following:

Penson Financial Services	$603,979
Others	488
Wedbush Morgan Securities	235,134

NOTE 8 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

In February of 2009, Rubicon entered into a short-term consulting agreement with Bootstrap Real Estate Investments, LLC, a company controlled by a former director/officer. Pursuant to the agreement, the Company authorized the issuance of 120,000 shares of restricted common stock for services valued at $30,000, or $0.25 per share.  These shares were issued in November of 2009.

In July of 2009, the Company issued 2,500 shares of its restricted common stock to each of the three members of its Board of Director’s (7,500 shares in total) for their services. The fair value of the shares issued was $1,050, or $0.14 per share, and was expensed as of December 31, 2009.

In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.

As of December 31, 2010 and 2009, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

During the year ended December 31, 2010, the Company sold its RFIS subsidiary to an officer of the company in return for 50,000 shares of the company’s common stock held by the officer.  The common stock was valued at $19,000 using the market value as of the date of the transaction and cancelled upon receipt.  A gain on the disposition of $156,554 was recorded in the year ended December 31, 2010.

NOTE 9 – Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2010	2009
Furniture	$50,443	$37,450
Equipment	197,464	201,798
Software	35,979	30,998
	283,886	270,246
Accumulated depreciation	(223,329)	(186,033)
	$60,557	$84,213

During the years ended December 31, 2010 and 2009, depreciation expense was $42,044 and $51,468, respectively.

NOTE 10 – Notes payable
Notes payable consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Demand note payable to an officer and shareholder for $4,500, unsecured and due on demand	$-	$5,213

Line of credit, $100,000 limit bearing 2.75%, maturing on March 25, 2010, secured by cash held in impound account at the bank	-	100,000

Promissory note to an unrelated party for $30,000, secured by 100,000 shares of common stock, due January 31, 2010, bearing interest of 69%	-	30,000

Demand note payable to an unrelated party for $12,000, unsecured and due on demand	-	12,000

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2010, and matures in March of 2013.	75,402	-

Promissory note to an unrelated party for $100,000, unsecured, interest of 10%, due on January 31, 2011. This note was repaid subsequent to year-end.	100,000	-
	$175,402	$147,213

As of December 31, 2009 all notes payable are short-term.  As of December 31, 2010, $133,082 of the notes payable is short-term and $42,320 is long-term.

Interest expense for the year ended December 31, 2010 and 2009 was $25,829 and $28,671 respectively. Interest payable to a related party, included above, is $0 and $713 as of December 31, 2010 and 2009, respectively.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2010 and 2009.

The Company’s operations for the year ended December 31, 2010 and 2009 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2010 and 2009, the Company has net operating loss carry-forwards which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes consists of the following:

	As of December 31,
	2010	2009
Benefits of deferred tax assets	$286,817	$228,046
Change in valuation allowance	(286,817)	(228,046)
Provision for income tax	$-	$-

Below is a summary of deferred tax asset calculations as of December 31, 2010 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34%
Net operating loss	$11,008,409	$3,742,859
Unrealized losses	1,081,077	367,566
		4,110,425
Valuation allowance		(4,110,425)
Deferred tax asset		$-

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

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2010.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2010	2009
Federal and state statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)
	-	-

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

2010
In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.

In May of 2010, the Company authorized 250,000 shares of its common stock in satisfaction of $50,000 of accounts payable from previous years.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.

In September of 2010, the Company sold its RFIS subsidiary to an officer of the company in return for 50,000 shares of the company’s common stock held by the officer.  The shares were cancelled.  See note 8 for further details.

As of December 31, 2010, there were 62,500 preferred shares and 14,048,023 common shares issued and outstanding.  There were 1,000,000 shares owed but not issued.

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

During the year ended December 31, 2009, the company issued 10,000 common stock purchase warrants to an individual as enticement for a short-term $30,000 loan.  The 10,000 warrants give the holder the right to purchase 10,000 shares of common stock of the Company for $0.30 per share.  These warrants expired on December 18, 2010.

As of December 31, 2010, there are no outstanding warrants.

Options
On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with the chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share. The aggregate fair value of the option grant totaled $1,299,325. As of December 31, 2009, $433,108 was expensed as executive compensation and nothing remained in unamortized shares issued for services. Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 4.70% risk free rate, 295% volatility, and an expected life of the option of 5 years.

On February 1, 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to its employment agreement between RFIS, its wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. As of December 31, 2010 and 2009, no options had been earned.  In September of 2010, RFIS was disposed of (See note 8 for further details), therefore the granted options will never vest and have therefore been cancelled.

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

A summary of stock options and warrants as of December 31, 2010 and 2009 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/09:	1,800,000	$1.66	100,000	$3.00
Granted	-	-	10,000	.30
Cancelled	(500,000)	2.50	-	-
Exercised	-	-	(100,000)	3.00
Outstanding as of 01/01/10:	1,300,000	$1.33	10,000	$.30
Granted	-	-	-	-
Cancelled	(300,000)	2.45	-	-
Expired	-	-	(10,000)	.30
Outstanding as of 12/31/10:	1,000,000	$1.00	-	$0.00
Vested as of 12/31/10:	1,000,000	$1.00	-	$0.00

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

	The Years Ended
	December 31,
	2010	2009
Revenue
Insurance services	$145,226	$527,293
Mortgage services	-	27,513
Brokerage services	14,291,411	11,845,382
	14,436,637	12,400,188
Expenses
Insurance services	184,631	473,152
Mortgage services	5,992	24,630
Brokerage services	14,073,756	11,156,380
Corporate	749,382	1,213,986
	15,013,761	12,868,148

Net loss	$(577,124)	$(467,960)

NOTE 15 – Commitments and Contingencies

Employment agreements
On June 2, 2008, NCS entered into an employment agreement with Grant Bettingen, the former principal and founding shareholder of NCS. Pursuant to the agreement, Mr. Bettingen was to receive annual compensation in the amount of $120,000, subject to 10% annual increases, for a period of five (5) years. In addition, Mr. Bettingen was to receive quarterly incentive compensation equal to 5% of all net investment banking income and 10% incentive bonus on net investment income referred directly by Mr. Bettingen. As an inducement to enter into the agreement, Rubicon granted Mr. Bettingen and option to purchase up to 500,000 shares of its common stock as a signing bonus. The options are fully vested and valued at $699,764 (see note 13 for further details).  Rubicon further agreed to provide a monthly auto allowance in the amount of $1,000 and a life insurance policy with death benefit of $1,000,000.  During the year ended December 31, 2009, Mr. Bettingen was terminated and the employment agreement was terminated.

Litigation

Grant Bettingen Lawsuit:
In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (the “Bettingen Cross-Complaint”) stemming from the same transaction. The Bettingen Cross-Complaint was dismissed in July of 2010 and has been appealed. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2010 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

General Litigation:
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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $681,359 as of December 31, 2010 for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense (exclusive of legal fees) associated with current litigation or arbitrations would exceed the amount accrued.

Office lease agreements
As of December 31, 2009, the Company leased office space under a long-term lease agreement expiring in January of 2010.  The amount due for January 2010 was $8,690.  During January 2010, the Company moved its offices to another location as noted below.
On October 21, 2009, the Company entered into a long-term lease agreement commencing January 1, 2010 and ending on June 30, 2015.  The annual lease payments due pursuant to this agreement are as follows:

Year Ending
December 31,	Amount
2011	$188,820
2012	193,016
2013	199,310
2014	205,604
2015	104,900
Total	$891,650

Rent expense is included in general and administrative expense and totaled $138,069 and $246,869 for the years ended December 31, 2010 and 2009, respectively.

NOTE 16 – Net capital requirement
The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2010, NCS had net capital of $722,519 and was $622,519 in excess of its required net capital of $100,000.

NOTE 17 - Fair Value Measurements

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,360,504	$-	-	$1,360,504
Accounts receivable	-	839,601	-	839,601
Marketable securities	193,633	-	-	193,633
Notes and interest receivable	-	150,264	-	150,264
Accounts payable	-	479,577	-	479,577
Accrued expenses	-	1,679,489	-	1,679,489
Notes payable	-	175,402	-	175,402

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,058,555	$-	-	$1,058,555
Accounts receivable	-	683,412	-	683,412
Marketable securities	508,428	-	-	508,428
Notes and interest receivable	-	136,560	-	136,560
Accounts payable	-	525,896	-	525,896
Accrued expenses	-	1,076,983	-	1,076,983
Notes payable	-	147,213	-	147,213

NOTE 18 – Subsequent Events

The Company has evaluated all subsequent events through March 31, 2011, the date the financial statements were issued, and determined that there are no subsequent events to record and the following subsequent events to disclose:

In January of 2011, the Company cancelled 150,000 shares of its common stock previously authorized for issuance as a result of a settlement agreement with a former officer of a subsidiary.

In March of 2011, the Company issued 850,000 shares of its common stock previously authorized.

In March of 2011, the Company repaid a promissory note to an unrelated party for $100,000, through the advancement of an existing line of credit.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of Rubicon’s executive officers and directors.

Name	Age	Title(s)
Joseph Mangiapane, Jr.	45	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kathleen McPherson	53	Director and Chief Executive Officer of NCS
Todd Torneo(1)	43	Former Director and Former President of RFIS

(1)	Effective September 30, 2010, Todd Torneo resigned as a director concurrent with our sale of RFIS to Mr. Torneo.

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

Kathleen McPherson has been a consultant for us since September 11, 2007 and NCS, providing services in the area of corporate structure, marketing, strategic alliances, and other matters relating to our management and growth. In November of 2009, Ms. McPherson became the chief executive officer of NCS. Ms. McPherson has 33 years experience in the securities industry and has been involved in the start-up of a broker-dealer in 1991 (Brookstreet Securities Corporation), and formed a Registered Investment Advisor in 1993, growing the firm from 15 to over 650 account executives with over $120,000,000 in annual revenues.  At this same company, the Alternative Investment area under Ms. McPherson’s direction grew to approximately $300,000,000 in gross annual sales over a six year period.  Ms. McPherson left Brookstreet in June of 2007. Ms. McPherson also has investment banking experience in the formation, marketing and distribution of securities offerings through both public and private placements since 1978.  From 1984 to 1990, she was the sole principal responsible for operating the Syndication Division and Broker-Dealer arm of Keystone Mortgage Company in Los Angeles, California, which structured public and private placement real estate investments distributed through the broker-dealer channel.  Ms. McPherson graduated from San Diego State University in 1979 with a B.S. in Business and holds ten separate securities and principal licenses.

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

On April 16, 2009 the United States Attorney for the District of Delaware filed indictments against seven individuals, including Joseph Mangiapane, Jr., our chief executive officer, principal financial officer, president, secretary and treasurer, alleging various unlawful acts. Mr. Mangiapane, who was a registered representative with AIS Financial, Inc., a registered broker/dealer, at all times relevant to the allegations (August 2006 to February 2007), was served with his indictment on May 20, 2009. The indictment against Mr. Mangiapane was dismissed on March 23, 2011.

In addition, on May 20, 2009, the SEC filed a civil complaint against the same seven individuals, and one additional individual, alleging violations of the antifraud, registration, and other provisions of the federal securities laws. The SEC’s civil complaint is still ongoing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2010.

Board of Directors

Our board of directors currently consists of two members. Our board of directors has affirmatively determined that none of them are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2010 and 2009 for our chief executive officer and other executive officers, whom we refer to throughout this report as our named executive officers, whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)		Restricted Stock Awards ($)	All Other Compen-sation ($)		Total ($)

Joseph Mangiapane, Jr.	2010	$209,000	$--	$--		$--	$--		$209,000
Chief Executive Officer/President	2009	$108,000	$--	$433,108	(1)	$--	$12,000	(2)	$553,108
Principal Financial Officer

(1)
On January 1, 2007, Rubicon granted options to purchase up to 500,000 shares of its common stock at $1.00 per share for five years to Mr. Mangiapane pursuant to his employment agreement. The aggregate fair value of the option grant totaled $1,299,325, which represents the estimated total fair market value of stock options granted to Mr. Mangiapane, as discussed in Note 13 to the audited financial statements included in this report. As of December 31, 2009, $433,108 was expensed as executive compensation.

(2)	Represents Mr. Mangiapane’s prior $1,000 per month automobile allowance paid in accordance with his employment agreement.

Grants of Plan-Based Awards in Fiscal 2010

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of December 31, 2010.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Joseph Mangiapane, Jr.	500,000	-	$1.00	12/31/11

Option Exercises for 2010

There were no options exercised by our named executive officers in fiscal 2010.

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

•	Rubicon has agreed to pay Mr. Mangiapane a current base salary of $15,000 per month with yearly adjustments being determined by specified criteria and our board of directors.
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

Director Compensation

The following table sets forth compensation paid to Rubicon’s board members during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Kathleen McPherson	-	$100,000	(1)	-	-	$381,000	(2)	$481,000

Todd Torneo	-	-		-	-	$31,531	(3)	$31,531

(1)
Amount represents the estimated fair market value of 500,000 shares of restricted common stock authorized for issuance to Ms. McPherson in May of 2010 for services rendered on behalf of Rubicon and NCS.

(2)	Amount represents salary, bonus and commissions paid to Ms. McPherson from NCS during fiscal 2010.
(3)	Amount includes the salary paid to Mr. Torneo as president of RFIS through September 30, 2010.

Directors generally receive equity compensation of 2,500 restricted shares of common stock per year of service; however, directors were not issued any shares for fiscal 2010. Further, directors who are not employees receive compensation of $500 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may also receive grants of options to purchase shares of Rubicon common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Rubicon’s knowledge, about the ownership of Rubicon’s common stock on March 24, 2011 relating to those persons known to beneficially own more than 5% of Rubicon’s capital stock and by Rubicon’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 14,898,023 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after March 24, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Rubicon’s common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Joseph Mangiapane, Jr., Chief Executive Officer and Chairman(3)	2,784,222(4)	18.7%
Kathleen McPherson, Director(3)	1,102,500(5)	7.4%
Todd Torneo, Former Director(3)	100,000	0.7%
Directors and Officers as a Group	3,986,722	26.8%

The Bettingen 1999 Trust U/D/T October 8, 1999 4100 Newport Place, Suite 630 Newport Beach, CA 92660	1,200,000	8.0%

American International Industries, Inc. 601 Cien Street, Suite 235 Kemah, TX 77565	1,066,900	7.2%

Timothy McDermott 4100 Newport Place, Suite 630 Newport Beach, CA 92660	900,100	6.0%
Total Beneficial Owners as a group	3,167,000	21.2%

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	1,000,000	$1.00	4,856,250

Equity compensation plans not approved by stockholders	--	--	--
Total	1,000,000	$1. 00	4,856,250	(1)

(1)	As of December 31, 2010, 1,500,000 options were available for issuance under our 2007 stock option plan and 3,356,250 options/shares were available for issuance under our 2007 acquisition stock plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2009 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($52,307); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

In May of 2010, we authorized 750,000 shares of our restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share.  150,000 of these shares were effectively cancelled in January of 2011 upon the resignation of one of the officers.

Kathleen McPherson

Kathleen McPherson, one of our current directors and the chief executive officer of NCS, received $381,000 in cash compensation for services performed for NCS during 2010. Our board of directors reviewed Ms. McPherson’s relationships with us and consented to the potential conflicts of interests involving Ms. McPherson. In addition, Ms. McPherson was issued 500,000 shares of our common stock, valued at $100,000, for services performed for us and NCS.

Todd Torneo

On September 30, 2010, we sold RFIS to one of our former directors and the sole officer of RFIS, Todd Torneo, in return for 50,000 shares of our common stock held by Mr. Torneo.  The common stock was valued at $19,000 using the market value as of the date of the transaction and cancelled upon receipt.  A gain on the disposition of $156,554 was recorded in the year ended December 31, 2010.

Director Independence

Our board of directors has affirmatively determined that none of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Weaver & Martin, LLC served as our principal independent public accountants for fiscal 2010 and 2009 years. Aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by Weaver & Martin, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2010	2009

(1) Audit Fees(1)	$82,500	$82,500
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$82,500	$82,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-K	12/31/09	3.1(ii)	04/15/10
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07

10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note		10-K	12/31/09	10.7	04/15/10
10.8	Subsidiary Purchase Agreement for Rubicon Financial Insurance Services, Inc. dated September 30, 2010		10-Q	09/30/10	10.8	11/15/10
10.9	Escrow Agreement for Rubicon Financial Insurance Services, Inc. sale dated September 30, 2010		10-Q	09/30/10	10.9	11/15/10
21.1	List of Subsidiaries	X
23.1	Consent of Weaver and Martin, LLC	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press release dated February 22, 2011 disclosing the Dial-A-Cup, Horizon Exterior Technology Letter of Intent		8-K		99.1	03/02/11

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

Date: March 31, 2011	By:	/s/ Joseph Mangiapane Jr.
Joseph Mangiapane Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer	March 31, 2011
and Principal Financial Officer)

/s/ Kathleen McPherson	Director	March 31, 2011
Kathleen McPherson