Form 10-Q
period 2011-03-31
RUBICON FINANCIAL INC
filed 2011-05-19
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

(888) 668-9567
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

The number of shares of Common Stock, $0.001 par value, outstanding on May 17, 2011, was 15,033,439, which includes 135,416 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)	Audited
Current assets:
Cash	$1,365,092	$1,048,729
Cash – restricted	311,801	311,775
Marketable securities	141,857	193,633
Accounts receivable	794,410	839,601
Prepaid expenses	101,410	158,194
Notes receivable	204,276	134,276
Other current assets	17,716	15,988
Total current assets	2,936,562	2,702,196
Fixed assets, net of accumulated depreciation of $231,519 and $223,329, respectively	52,366	60,557
Other assets:
Contract advances	252,083	54,838
Deposits	11,917	11,917
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,667,671	2,470,426
Total assets	$5,656,599	$5,233,179

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$517,754	$479,577
Accrued expenses	1,042,068	998,130
Investment obligation	487,000	487,000
Deferred revenue	131,606	191,193
Note payable, current portion	271,192	133,082
Contingent liabilities	459,350	681,359
Total current liabilities	2,908,970	2,970,341
Long term liabilities:
Note payable	96,507	42,320

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,898,023 and 14,048,023 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	14,898	14,047
Common stock owed but not issued, 250,000 and 1,000,000 shares as of March 31, 2011 and December 31, 2010, respectively	250	1,000
Additional paid in capital	18,369,343	18,259,444
Other comprehensive losses	(933,720)	(1,081,077)
Accumulated (deficit)	(14,799,712)	(14,972,959)
Total stockholders’ equity	2,651,122	2,220,518
Total liabilities and stockholders’ equity	$5,656,599	$5,233,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenue	$4,368,904	$3,509,790

Expenses:
Direct costs	3,440,804	2,862,391
Consulting	72,715	57,615
Professional fees	(88,067)	228,386
Executive compensation	141,716	91,500
General and administrative expenses	452,242	389,659
Depreciation	8,191	13,330
Total operating expenses	4,027,601	3,642,881

Net operating income (loss)	341,303	(133,091)

Other income (expense):
Interest expense	(4,795)	(5,535)
Interest income	8,698	3,384
Loss on sale of investments	(171,884)	-
Other income	(75)	7,811
Total other income (expense)	(168,056)	5,660

Net income (loss)	173,247	(127,431)

Other comprehensive income (loss)	147,357	(220,386)

Total comprehensive income (loss)	$320,604	$(347,817)

Weighted average number of common shares
Outstanding – basic and fully diluted	14,303,023	14,098,023

Net income (loss) per share – basic and fully diluted	$0.01	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities	$173,247	$(127,431)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	8,191	13,330
Loss on sale of investments	171,884	-
Stock issued for compensation	110,000	-
Changes in operating assets and liabilities
Accounts receivable	45,191	(151,970)
Prepaid expenses	56,784	23,111
Accrued interest receivable	(1,728)	(1,863)
Deposits and other assets	-	17,781
Accounts payable and accrued liabilities	(140,761)	216,779
Deferred revenue	(59,587)	(9,815)
Contract advances	(197,245)	-
Note receivable	(70,000)	-
Net cash (used) by operating activities	95,976	(20,078)

Cash flows from investing activities
Purchase of fixed assets	-	(8,450)
Proceeds from sale of investments	28,116	-
Purchase of investments	-	18,282
Net cash (used) by investing activities	28,116	9,832

Cash flows from financing activities
Proceeds from line of credit	-	(468)
Payments on note payable	(107,703)	-
Proceeds from note payable	300,000	76,500
Net cash provided by financing activities	192,297	76,032

Net (decrease) increase in cash	316,389	65,786
Cash – beginning	1,360,504	1,058,558
Cash – ending	$1,676,893	$1,124,344

Supplemental disclosure
Interest paid	$4,795	$5,535
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$110,000	$-

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

Principles of Consolidation
The financial statements as of December 31, 2010 and for the three months ended March 31, 2010 include those of: Rubicon Financial Incorporated (“Rubicon”); and its wholly owned subsidiaries, Rubicon Financial Insurance Services, Inc. (“RFIS”), Rubicon Real Estate and Mortgages, Inc. (“RREM”), Newport Coast Securities, Inc. (“NCS”).  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS.  Neither RREM or RFIS have any assets as of December 31, 2010 or March 31, 2011 and neither subsidiary has material activity on the income statement for the year ended December 31, 2010.  Neither subsidiary is included in the activity for the three months ended March 31, 2011.  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiaries are collectively referred to herein as the “Company”.

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

Equipment                                3-5 years
Furniture                                   7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2010 or March 31, 2011.  Depreciation expense for the three months ended March 31, 2011 and 2010 was $8,191 and $13,330, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the three months ended March 31, 2011 or 2010.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of March 31, 2011 and December 31, 2010, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2011 and December 31, 2010 due to their short-term nature.  See Note 13 for further details.

Loss per Common Share
Net loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.  As of March 31, 2011, the diluted EPS is the same as the basic EPS because there were no in-the-money options or warrants or other items that could be converted into common stock.

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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2010.

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,799,712 since inception and incurred net losses of $577,124 and $467,960 for the years ended December 31, 2010 and 2009.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson”) and Wedbush Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of March 31, 2011, the Company maintained deposits with Penson of $250,405 and Wedbush of $61,396, respectively, for total restricted cash of $311,801.  As of December 31, 2010, the Company maintained deposits with Penson and Wedbush of $250,405 and $61,370, respectively, for total restricted cash of $311,775.

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

Total intangible assets as of March 31, 2011 and December 31, 2010 were $2,403,671 and $2,403,671, respectively.

NOTE 5 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

As of March 31, 2011, the Company held securities with an aggregate cost of $1,075,577 and a fair market value, based on published prices, of $141,857.  The accumulated unrealized loss on these securities is $933,720 as of March 31, 2011 and is shown as accumulated other comprehensive loss on these financial statements.  During the three months ended March 31, 2011, investments with a cost of $200,000 were sold for $28,116 producing a realized loss of $171,884.

As of December 31, 2010, the Company held securities with an aggregate cost of $1,274,710 and a fair market value, based on published prices, of $193,633.  The accumulated unrealized loss on these securities is $1,081,077 as of December 31, 2010 and is shown as accumulated other comprehensive loss on these financial statements.

NOTE 6 – Notes receivable
On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and matured on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum.  On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The combined outstanding principal balance as of December 31, 2009 was $24,202.  Accrued interest earned on this note was $2,858 as of December 31, 2009.   During the year ended December 31, 2010, the Company and Mr. Newman reached an agreement consolidating the outstanding principal balance and accrued interest balance into a new note in the amount of $27,739.  The note bears interest of 6% and was due on December 31, 2010.  As of December 31, 2010 the note balance was $15,239 and the balance of accrued interest was $488.  As of March 31, 2011, the note balance was $15,239 and the balance of accrued interest was $716.

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009.   The loan was not repaid and subsequently the Company took legal action against Mr. Riviello and won an initial settlement claim in excess of $100,000.  As of March 31, 2011, the Company has not been able to collect on the principal balance and the balance remains $100,000.  Accrued interest earned on this note was $17,000 as of March 31, 2011 and $15,500 as of December 31, 2010.  The Company has initiated collection procedures and management feels very comfortable that the full amount will be collected.

On December 27, 2010, Rubicon was issued a note receivable in the amount of $19,037.  The note does not bear interest and is due in monthly installments through May of 2013.  The balance of the note as of March 31, 2011 was $19,037.

On March 30, 2011, Rubicon was issued a note receivable in the amount of $70,000.  The note does not bear interest and is due in six monthly installments from July to December of 2011.

NOTE 7 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation. All intercompany balances do not bear interest.

In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.  850,000 of the shares were issued and 150,000 shares were canceled in the three months ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

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

NOTE 8 – Notes payable
Notes payable consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Promissory note to a bank for $100,000 secured by cash held in impound account at the bank. Bears interest at the prime rate and matures in March of 2013.	67,699	75,402

Promissory note to a bank for $100,000, secured by cash held at the bank. Bears variable interest of the same percentage as the collateral plus 2.8% and matures on March 11, 2014	100,000	-

Promissory note to a bank for $200,000, secured by cash held at the bank. Bears variable interest of the same percentage as the collateral plus 2.8% and matures on March 11, 2012	200,000	-

Promissory note to an unrelated party for $100,000, unsecured, interest of 10%, due on January 31, 2011. The Company is currently in discussions for an extension on this note.	-	100,000
	$367,699	$175,402

As of December 31, 2010, $133,082 of the notes payable is short-term and $42,320 is long-term.  As of March 31, 201, $271,192 of the notes payable is short-term and $96,507 is long-term.

Interest expense for the three months ended March 31, 2011 and 2010 was $4,795 and $5,535 respectively.

NOTE 9 – Stockholders’ equity

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

2010
In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.  As of March 31, 2011, 600,000 of these shares had been issued and 150,000 shares had been canceled.

In May of 2010, the Company authorized 250,000 shares of its common stock in satisfaction of $50,000 of accounts payable from previous years.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.  As of March 31, 2011, all of these shares had been issued.

In September of 2010, the Company sold its RFIS subsidiary to an officer of the company in return for 50,000 shares of the company’s common stock held by the officer.  The shares were cancelled.  See note 8 for further details.

As of December 31, 2010, there were 62,500 preferred shares and 14,048,023 common shares issued and outstanding.  There were 1,000,000 common shares owed but not issued.

2011
In March of 2011, 850,000 shares owed as of the end of 2010 were issued and 150,000 were canceled.

In February of 2011, 250,000 shares were granted to a new employee as a signing bonus.  As of March 31, 2011, these shares had not been issued and are therefore shown as owed but not issued on these financial statements.  The shares were valued at market value on the day they were granted.

As of March 31, 2011, there were 62,500 preferred shares and 14,898,023 common shares issued and outstanding.  There were 250,000 common shares owed but not issued.

NOTE 10 – Warrants and options

Warrants
During the year ended December 31, 2009, the company issued 10,000 common stock purchase warrants to an individual as enticement for a short-term $30,000 loan.  The 10,000 warrants give the holder the right to purchase 10,000 shares of common stock of the Company for $0.30 per share.  These warrants expired on December 18, 2010.

As of March 31, 2011 and December 31, 2010, there are no outstanding warrants.

Options
On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with the chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share.

On February 1, 2007, the Company granted options to purchase up to 300,000 shares of its common stock pursuant to its employment agreement between RFIS, its wholly owned subsidiary, and its executive. The options vest at the rate of one option for every $0.50 of net income generated by RFIS at the end of each fiscal year, based upon the RFIS’s audited financial statements. As of September of 2010, no options had been earned.  In September of 2010, RFIS was disposed, therefore the granted options will never vest and have therefore been cancelled.
On June 2, 2008, the Company granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.

A summary of stock options and warrants as of March 31, 2011 and December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/10:	1,300,000	$1.33	10,000	$0.30
Granted	-	-	-	-
Cancelled	(300,000)	2.45	-	-
Expired	-	-	(10,000)	3.00
Outstanding as of 12/31/10:	1,000,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 3/31/11:	1,000,000	$1.00	-	$-
Vested as of 3/31/11:	1,000,000	$1.00	-	$-

NOTE 11 – Operating Segments
Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered. Each segment operates in a distinct industry: brokerage services (NCS), mortgage and real estate services (RREM) and personal and commercial insurance services (RFIS).  During 2010, RREM and RFIS were dissolved and disposed, respectively and therefore have no activity in the three months ended March 31, 2011. Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

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

	The Three Months Ended
	March 31,
	2011	2010
Revenue
Insurance services	$-	$85,184
Brokerage services	4,368,904	3,424,606
	4,368,904	3,509,790
Expenses
Insurance services	-	78,367
Brokerage services	3,906,694	3,455,507
Corporate	288,963	103,347
	4,195,657	3,637,221

Net income (loss)	$173,247	$(127,431)

NOTE 12 – Commitments and Contingencies

Litigation
Grant Bettingen Lawsuit:
In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (the “Bettingen Cross-Complaint”) stemming from the same transaction. The Bettingen Cross-Complaint was dismissed in July of 2010 and has been appealed. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of March 31, 2011 and December 31, 2010 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $459,350 and $681,359 as of March 31, 2011 and December 31, 2010, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense (exclusive of legal fees) associated with current litigation or arbitrations would exceed the amount accrued.

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

Note 13 - Fair Value Measurements
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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,360,504	$-	-	$1,360,504
Accounts receivable	-	839,601	-	839,601
Marketable securities	193,633	-	-	193,633
Notes and interest receivable	-	150,264	-	150,264
Accounts payable	-	479,577	-	479,577
Accrued expenses	-	1,679,489	-	1,679,489
Notes payable	-	175,402	-	175,402

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,676,893	$-	-	$1,676,893
Accounts receivable	-	794,410	-	794,410
Marketable securities	141,857	-	-	141,857
Notes and interest receivable	-	221,992	-	221,992
Accounts payable	-	517,754	-	517,754
Accrued expenses	-	1,042,068	-	1,042,068
Notes payable	-	367,699	-	367,699

Note 14 – Subsequent Events
The Company has evaluated all subsequent events through the date these financial statements were issued, and determined that there are no subsequent events to record or disclose.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008 through 2010 has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage services, the impact to our real estate services was considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest, most profitable, growth potential. In response to the current market conditions, we sold RFIS in September of 2010 and dissolved RREM in June of 2010.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2011 and 2010.

Revenue:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2011	2010	$	%
Consolidated
Revenue	$4,368,904	$3,509,790	$859,114	24%
Operating expenses	4,027,601	3,642,881	384,720	11%
Net operating income (loss)	$341,303	$(133,091)	$474,394	356%

Our continued focus on providing alternative investment products through NCS and the recruitment of additional registered representatives allowed us to increase revenues by 24% during the first quarter of 2011 over the first quarter of 2010. We believe our strategy of focusing on our recruitment efforts and increasing revenue per registered representative will continue to produce increases in revenues.

During the three months ended March 31, 2011 our operating expenses increased by only 11% over the same period of 2010. We increasing administrative and compliance staffing to support anticipated growth in registered representatives; however, we are continuing our focus on reducing operating expenses as efficiently as possible while continuing to plan for anticipated growth.

Even with the increase in operating expenses, we were able to generate a net operating income of $341,303 for the first quarter of 2011, opposed to a net operating loss of $133,091 for the same quarter of 2010.

Revenue by Segment

	Three Months Ended
	March 31,		Increase/(Decrease)
	2011	2010	$	%
Revenue
Brokerage services	$4,368,904	$3,424,606	$944,298	28%
Insurance services	-	85,184	-	-
Total revenue	$4,368,904	$3,509,790	$859,114	24%

Brokerage Services: NCS’s revenue for the first quarter of 2011 increased 28% over the same quarter of 2010, primarily as a result of NCS’ continued focus on alternative investment products and recruitment of additional registered representatives.

Insurance Services: We disposed of RFIS on September 30, 2010, primarily as a result of its decreased revenues and decline in operations.

Selling and Administrative Expenses:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2011	2010	$	%

Direct costs	$3,440,804	$2,862,391	$578,413	20%
Consulting	72,715	57,615	15,100	26%
Professional fees	(88,067)	228,386	(316,453)	-
Executive compensation	141,716	91,500	50,216	55%
General expenses	452,242	389,659	62,583	16%
Depreciation	8,191	13,330	(5,139)	(39%)
Operating expenses	$4,027,601	$3,642,881	$384,720	11%

Operating expenses increased 11% overall compared to the same period of the previous year. Increases in consulting fees (26%) and executive compensation (55%) related to increased compliance matters and the costs associated therewith.

Our direct costs, which increased 20%, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

NCS:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2011	2010	$	%
Brokerage services
Direct costs	$3,440,804	$2,842,469	$598,335	21%
Consulting	72,715	52,515	20,200	38%
Professional fees	(169,523)	201,136	(370,659)	-
Executive compensation	75,216	51,000	24,216	47%
General expenses	483,081	303,827	179,254	59%
Depreciation	4,401	4,560	(159)	(3%)
Operating expenses	$3,906,694	$3,455,507	$451,187	13%

During the first quarter of 2011 NCS’s direct costs increased 21% over the same quarter of 2010. Direct costs are proportional to increases in revenue and should remain fairly constant.

In the first quarter of 2011 consulting fees increased by $20,200 (38%) as a result of increased regulatory compliance costs. We also experienced a 47% increase in executive compensation as a result of increased salaries payable to our executives.

In addition, during the quarter ended March 31, 2011 NCS reduced the amount of contingent liability accruals, which resulted in a decrease in professional fees of $370,659 in the current quarter compared to the same period of 2010. We anticipate these fees to be reduced once our arbitration and litigation claims are settled or terminated.

Our general expenses increased by $179,254 for the first quarter of 2011 over the same quarter of 2010, primarily as the result of increased staffing in preparation for the recruitment of additional registered representatives.

RFIS:

	Three Months Ended
	March 31,
	2011	2010
Insurance services
Direct costs	$-	$19,922
Consulting	-	5,100
Professional fees	-	-
Executive compensation	-	33,000
General expenses	-	11,740
Depreciation	-	8,605
Operating expenses	$-	$78,367

Through RFIS, we offered commercial, life, health and personal lines insurance products provided by top rated insurance companies.  RFIS was sold to the former president, Todd Torneo, on September 30, 2010. We now offer insurance products through NCS.

Other income and (expense)

	Three Months Ended
	March 31,		Increase/(Decrease)
	2011	2010	$	%
Consolidated
Interest income	$8,698	$3,384	$5,314	157%
Interest (expense)	(4,795)	(5,535)	(740)	(13%)
Loss on sale of investments	(171,884)	-	(171,884)	-
Other income (expense)	(75)	7,811	(7,886)	-

Other income and expense consists of interest earned and expenses. We experienced a 157% decline in interest income as a direct result of increased cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

During the three months ended March 31, 2011, investments with a cost of $200,000 were sold for $28,116 producing a loss on sale of investments of $171,884.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been limited by a lack of adequate working capital.  As of March 31, 2011 we had available cash of $1,365,092. We believe these funds will help support existing operational costs, but will only be sufficient to satisfy our working capital requirements through fiscal 2011. Consequently, in addition to cash generated from operations, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our plan of operation with Dial-A-Cup, NCS or in the financial services industry.

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

At our subsidiary levels, we have increased our number of employees to a level which satisfies our current requirements in an economically sensible manner. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee two executives and twelve administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2011 compared to December 31, 2010.

	March 31,	December 31,	Increase / (Decrease)
	2011	2010	$	%
Current Assets	$2,936,562	$2,702,196	$234,366	9%
Current Liabilities	2,908,970	2,970,341	(61,371)	(2%)
Working Capital	$27,592	$(268,145)	$295,737	110%

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues. However, during the first quarter of 2011 we generated a net operating income of $341,303.

We believe the $1,365,092 in un-restricted cash on hand at March 31, 2011 will only be sufficient to sustain operations through fiscal 2011.  As a result, we anticipate the need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  Along these lines, in February of 2011, we borrowed $300,000 pursuant to a line of credit through our bank. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

The Court’s ruling effectively dismissed the Bettingens second amended cross-complaint and the causes of action resulting therefrom. The Bettingens have appealed the Court’s ruling on the demurrer and we are now going through the appeals process.

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

The Bettingens have appealed the Court’s ruling on the motion for attorney’s fees and we are now going through the appeals process.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2010 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2011, we authorized the award of 250,000 shares of our restricted common stock for a bonus valued at $110,000 to one of the registered representatives of our wholly owned subsidiary, NCS. 125,000 of the shares vested immediately and the remaining 125,000 shares shall be earned equally over a period of 36-months. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009. These shares were not issued as of the date of this report.

In March of 2011, we issued 850,000 shares that were previously authorized for issuance in May of 2010. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

On May 21, 2010, we authorized the issuance 150,000 shares of our common stock to the former president of NCS for services valued at $30,000. These shares were never issued and effectively cancelled concurrent with the departure of the president of NCS in January of 2011.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1I	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7I	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)I	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)I	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-K	12/31/09	3.1(ii)	04/15/09
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note		10-K	12/31/09	10.7	04/15/10
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By: /s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: May 19, 2011