Form 10-Q
period 2011-06-30
RUBICON FINANCIAL INC
filed 2011-08-15
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2011, was 14,898,023, which does not include 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)	Audited
Current assets:
Cash	$1,337,745	$1,048,729
Cash – restricted	311,817	311,775
Marketable securities	125,539	193,633
Accounts receivable	750,226	839,601
Prepaid expenses	82,643	158,194
Notes receivable	192,610	134,276
Other current assets	19,445	15,988
Total current assets	2,820,025	2,702,196
Fixed assets, net of accumulated depreciation of $237,860 and $223,329, respectively	46,025	60,557
Other assets:
Contract advances	241,056	54,838
Deposits	11,917	11,917
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,656,644	2,470,426
Total assets	$5,522,694	$5,233,179

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$478,148	$479,577
Accrued expenses	841,078	998,130
Investment obligation	487,000	487,000
Deferred revenue	56,677	191,193
Note payable, current portion	266,152	133,082
Contingent liabilities	599,350	681,359
Total current liabilities	2,728,405	2,970,341
Long term liabilities:
Note payable	85,329	42,320

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,898,023 and 14,048,023 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	14,897	14,047
Common stock owed but not issued, 250,000 and 1,000,000 shares as of June 30, 2011 and December 31, 2010, respectively	250	1,000
Additional paid in capital	18,369,344	18,259,444
Other comprehensive losses	(953,331)	(1,081,077)
Accumulated (deficit)	(14,722,263)	(14,972,959)
Total stockholders’ equity	2,708,960	2,220,518
Total liabilities and stockholders’ equity	$5,522,694	$5,233,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$4,045,682	$3,526,960	$8,414,586	$7,036,750

Expenses:
Direct costs	3,094,055	3,003,513	6,534,859	5,865,904
Consulting	158,427	56,244	231,142	113,859
Professional fees	224,554	109,818	136,487	338,204
Executive compensation	167,500	139,000	309,216	230,500
General and administrative expenses	342,270	466,280	794,512	855,939
Depreciation and amortization	6,341	8,528	14,532	21,858
Total expenses	3,993,147	3,783,383	8,020,748	7,426,264

Net operating income (loss)	52,535	(256,423)	393,838	(389,514)

Other income (expense):
Interest expense	(5,178)	(3,948)	(9,973)	(9,483)
Interest income	8,840	4,890	17,538	8,274
Loss on sale of investments	-	-	(171,884)	-
Other income	21,252	1,287	21,177	9,098
Total other income (expense)	24,914	2,229	(143,142)	7,889

Net income (loss)	77,449	(254,194)	250,696	(381,625)

Other comprehensive gain (loss)	(19,611)	83,083	127,746	(137,303)

Total comprehensive (loss)	$57,838	$(171,111)	$378,442	$(518,928)

Weighted average number of common shares outstanding - basic and fully diluted	14,898,023	14,098,023	14,606,863	14,098,023

Net income (loss) per share - basic and fully diluted	$0.00	$(0.02)	$0.02	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net (loss) income	$250,696	$(381,625)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	14,532	21,858
Shares issued for compensation and services	110,000	150,000
Amortization of equity based compensation	171,884	-
Changes in operating assets and liabilities
Accounts receivable	89,375	151,936
Prepaid expenses	75,551	45,522
Accrued interest receivable	(3,457)	(172)
Deposits and other assets	-	85,569
Accounts payable and accrued liabilities	(244,650)	(45,258)
Deferred revenue	(134,516)	-
Contract advances	(186,218)	-
Notes receivable	(58,334)	8,963
Net cash (used) by operating activities	84,863	36,793

Cash flows from investing activities
Purchase of fixed assets	-	(14,718)
Proceeds from sale of investments	28,116	18,282
Purchase of investments	-	-
Net cash (used) by investing activities	28,116	3,564

Cash flows from financing activities
Proceeds from line of credit	-	(8,478)
Payments on notes payable	(123,921)	-
Proceeds from note payable	300,000	76,500
Net cash provided by financing activities	176,079	68,022

Net (decrease) increase in cash	289,058	108,379
Cash – beginning	1,360,504	1,058,558
Cash – ending	$1,649,562	$1,166,937

Supplemental disclosure
Interest paid	$9,973	$9,483
Income taxes paid	$-	$-

Non-cash financing activities:
Shares issued for compensation and services	$110,000	$150,000
Accounts payable satisfied with stock	$-	$50,000

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

Principles of Consolidation
The financial statements as of December 31, 2010 and for the six months ended June 30, 2010 include those of: Rubicon Financial Incorporated (“Rubicon”); and its wholly owned subsidiaries, Rubicon Financial Insurance Services, Inc. (“RFIS”), Rubicon Real Estate and Mortgages, Inc. (“RREM”), Newport Coast Securities, Inc. (“NCS”).  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS.  Neither RREM or RFIS have any assets as of December 31, 2010 or June 30, 2011 and neither subsidiary has material activity on the income statement for the year ended December 31, 2010.  Neither subsidiary is included in the activity for the six months ended June 30, 2011.  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiaries are collectively referred to herein as the “Company”.

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

Equipment                                                                                     3-5 years
Furniture                                                                                        7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2010 or June 30, 2011.  Depreciation expense for the six months ended June 30, 2011 and 2010 was $14,532 and $21,858, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the six months ended June 30, 2011 or 2010.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 net of expected cancellations and allowances.  As of June 30, 2011 and December 31, 2010, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Available-for-sale securities
The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  See Note 5 for further details.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2011 and December 31, 2010 due to their short-term nature.  See Note 13 for further details.

Income / Loss per Common Share
Net income/loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three and six months ended June 30, 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.  For the three and six months ended June 30, 2011, the diluted EPS is the same as the basic EPS because there were no in-the-money options or warrants or other items that could be converted into common stock.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

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

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,722,263 since inception and incurred net losses of $577,124 and $467,960 for the years ended December 31, 2010 and 2009.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson”) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of June 30, 2011, the Company maintained deposits with Penson of $250,405 and $61,412, respectively, for total restricted cash of $311,817.  As of December 31, 2010, the Company maintained deposits with Penson of $250,405 and $61,370, respectively, for total restricted cash of $311,775.

NOTE 4 – Intangible Assets – customer lists
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671.  This asset was evaluated for impairment as of June 30, 2011 and December 31, 2010 and management determined that no impairment was needed.

Total intangible assets as of June 30, 2011 and December 31, 2010 were $2,403,671.

NOTE 5 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  The Company currently believes that all unrealized losses are not other than temporary based on market conditions and the volatility of investments being held.  All unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

As of December 31, 2010:
The Company held eleven investments in publically-traded common stock in various corporations with an aggregate cost of $1,274,710 and a fair market value, based on published market prices, of $193,633.  The accumulated unrealized loss on these securities is $1,081,077 and is shown as accumulated other comprehensive loss on these financial statements.

Of the above investments, there are nine investments with an aggregate cost of $26,510 and an aggregate fair market value of $71,448.  Of these nine investments, three were in loss positions for a total aggregate unrealized loss of $2,803 and only one had been in a loss position for more than twelve months.  The investment that had been in a loss position for more than twelve months has a cost of $1,275 and a fair market value of $313 and $187 as of December 31, 2010 and 2009, respectively.

There is also one investment with a cost of $300,000 and a fair market value of $423 and $136,000 as of December 31, 2010 and 2009, respectively.  This investment has been in a loss position for over twelve months.  This investment is in the publically-traded common stock of Clean Coal Technologies, Inc.

There is also one investment with a cost of $948,200 and a fair market value of $121,762 and $260,000 as of December 31, 2010 and 2009, respectively.  This investment has been in a loss position for over twelve months.  This investment is in the publically-traded common stock of American International Industries, Inc.

As of June 30, 2011:
The Company held eleven investments in publicly-traded common stock in various corporations with an aggregate cost of $1,078,870 and a fair market value, based on published market prices, of $125,539.  The accumulated unrealized loss on these securities is $953,331 and is shown as accumulated other comprehensive loss on these financial statements.

Of the above investments, there are nine investments with an aggregate cost of $4,770 and an aggregate fair market value of $35,466.  Of these nine investments, three were in loss positions for a total aggregate unrealized loss of $3,128 and had been in a loss position for more than twelve months.

There is also one investment with a cost of $300,000 and a fair market value of $277 as of June 30, 2011.  This investment has been in a loss position for over twelve months.  This investment is in the publically-traded common stock of Clean Coal Technologies, Inc.

There is also one investment with a cost of $774,100 and a fair market value of $89,796 as of June 30, 2011.  This investment has been in a loss position for over twelve months.  During the six months ended June 30, 2011, a portion of this investment with a cost of $200,000 was sold for proceeds of $28,116 resulting in a realized loss of $171,884.  This investment is in the publically-traded common stock of American International Industries, Inc.

NOTE 6 – Notes receivable

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and matured on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum.  On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The combined outstanding principal balance as of December 31, 2009 was $24,202.  Accrued interest earned on this note was $2,858 as of December 31, 2009.   During the year ended December 31, 2010, the Company and Mr. Newman reached an agreement consolidating the outstanding principal balance and accrued interest balance into a new note in the amount of $27,739.  The note bears interest of 6% and was due on December 31, 2010.  As of December 31, 2010 the note balance was $15,239 and the balance of accrued interest was $488.  As of June 30, 2011, the note balance was $15,239 and the balance of accrued interest was $946.

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009.   The loan was not repaid and subsequently the Company took legal action against Mr. Riviello and won an initial settlement claim in excess of $100,000.  As of June 30, 2011, the Company has not been able to collect on the principal balance and the balance remains $100,000.  Accrued interest earned on this note was $18,500 as of June 30, 2011 and $15,500 as of December 31, 2010.  The Company has initiated collection procedures and management feels very comfortable that the full amount will be collected.

On December 27, 2010, Rubicon was issued a note receivable in the amount of $19,037.  The note does not bear interest and is due in monthly installments through May of 2013.  The balance of the note as of June 30, 2011 was $19,037.

On March 30, 2011, Rubicon was issued a note receivable in the amount of $70,000.  The note does not bear interest and is due in six monthly installments from July to December of 2011.  As of June 30, 2011, the balance of the note was $58,333.

NOTE 7 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.   The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.  600,000 of the shares were issued and 150,000 shares were canceled in the six months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

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

NOTE 8 – Notes payable

Notes payable consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Promissory note to a bank for $100,000 secured by cash held in impound account at the bank. Bears interest at the prime rate and matures in March of 2013.	59,474	75,402

Promissory note to a bank for $100,000, secured by cash held at the bank. Bears variable interest of the same percentage as the collateral plus 2.8% and matures on March 11, 2014	92,007	-

Promissory note to a bank for $200,000, secured by cash held at the bank. Bears variable interest of the same percentage as the collateral plus 2.8% and matures on March 11, 2012	200,000	-

Promissory note to an unrelated party for $100,000, unsecured, interest of 10%, due on January 31, 2011. The Company is currently in discussions for an extension on this note.	-	100,000
	$351,481	$175,402

As of December 31, 2010, $133,082 of the notes payable is short-term and $42,320 is long-term.  As of June 30, 2011, $266,152 of the notes payable is short-term and $85,329 is long-term.

Interest expense for the six months ended June 30, 2011 and 2010 was $9,973 and $9,483 respectively.

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

2010

In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.  As of June 30, 2011, 600,000 of these shares had been issued and 150,000 shares had been canceled.

In May of 2010, the Company authorized 250,000 shares of its common stock in satisfaction of $50,000 of accounts payable from previous years.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.  As of June 30, 2011, all of these shares had been issued.

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

In February of 2011, 250,000 shares were granted to a new employee as a signing bonus.  As of June 30, 2011, these shares had not been issued and are therefore shown as owed but not issued on these financial statements.  The shares were valued at market value on the day they were granted.

As of June 30, 2011, there were 62,500 preferred shares and 14,898,023 common shares issued and outstanding.  There were 250,000 common shares owed but not issued.

NOTE 10 – Warrants and options

Warrants

During the year ended December 31, 2009, the company issued 10,000 common stock purchase warrants to an individual as enticement for a short-term $30,000 loan.  The 10,000 warrants give the holder the right to purchase 10,000 shares of common stock of the Company for $0.30 per share.  These warrants expired on December 18, 2010.

As of June 30, 2011 and December 31, 2010, there are no outstanding warrants.

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

A summary of stock options and warrants as of June 30, 2011 and December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/10:	1,300,000	$1.33	10,000	$.30
Granted	-	-	-	-
Cancelled	(300,000)	2.45	-	-
Expired	-	-	(10,000)	3.00
Outstanding as of 12/31/10:	1,000,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 6/30/11:	1,000,000	$1.00	-	$-
Vested as of 6/30/11:	1,000,000	$1.00	-	$-

NOTE 11 – Operating Segments

Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered. Each segment operates in a distinct industry: brokerage services (NCS), mortgage and real estate services (RREM) and personal and commercial insurance services (RFIS).  During 2010, RREM and RFIS were dissolved and disposed, respectively and therefore have no activity in the six months ended June 30, 2011. Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

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

	The Six Months Ended
	June 30,
	2011	2010
Revenue
Insurance services	$-	$125,790
Brokerage services	8,414,586	6,910,960
	8,414,586	7,036,750
Expenses
Insurance services	-	135,958
Brokerage services	7,711,629	6,829,888
Corporate	452,261	452,529
	8,163,890	7,418,375

Net income (loss)	$250,696	$(381,625)

NOTE 12 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (the “Bettingen Cross-Complaint”) stemming from the same transaction. The Bettingen Cross-Complaint was dismissed in July of 2010 and has been appealed. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of June 30, 2011 and December 31, 2010 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

General Litigation and Regulatory Matters:

In addition to the above referenced lawsuit, the Company has several pending claims, arbitrations and regulatory examinations incurred in the normal course of business. In the Company’s opinion, such claims, arbitrations and examinations can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows. The securities industry in the United States is subject to extensive regulations under both federal and state laws. Broker-dealers, such as NCS are subject to regulations covering all aspects of their business, including the minimum net capital rule. Failure to maintain the required net capital may subject NCS to fines, suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit NCS’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict the Company’s ability to withdraw capital from NCS. Recently, the securities industry has experienced a great deal of negative exposure due to alleged underwriting negligence, conflicts of interest, research improprieties and mutual fund trading improprieties. As a result, regulatory agencies and the U.S. government have intervened in an attempt to resolve these various issues. In addition, the SEC, FINRA, other self-regulatory organizations, and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees.

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

The outcome of litigation, arbitration or regulatory examinations may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment, fine or suspension. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal or regulatory matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $599,350 and $681,359 as of June 30, 2011 and December 31, 2010, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense (exclusive of legal fees) associated with current litigation or arbitrations would exceed the amount accrued.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,360,504	$-	-	$1,360,504
Accounts receivable	-	839,601	-	839,601
Marketable securities	193,633	-	-	193,633
Notes and interest receivable	-	150,264	-	150,264
Accounts payable	-	479,577	-	479,577
Accrued expenses	-	1,679,489	-	1,679,489
Notes payable	-	175,402	-	175,402

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,649,562	$-	-	$1,649,562
Accounts receivable	-	750,226	-	750,226
Marketable securities	125,539	-	-	125,539
Notes and interest receivable	-	212,055	-	212,055
Accounts payable	-	478,148	-	478,148
Accrued expenses	-	841,078	-	841,078
Notes payable	-	351,481	-	351,481

NOTE 14 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued, and determined that other than as set forth below there are no subsequent events to record or disclose.

On August 12, 2011, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders voted to reincorporate the Company in Nevada. The Company is in the process of completing the reincorporation, which it anticipates completing before the end of August 2011.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	deterioration in general or regional (especially Southern California) economic, market and political conditions;
·	adverse actions by regulatory agencies, including the SEC or FINRA;
·	adverse outcomes of current arbitrations and litigation;
·	our ability to successfully compete in the financial services industry;
·	actions and initiatives taken by both current and potential competitors;
·	inability to raise additional financing for working capital;
·	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
·	deterioration in the financial services markets, lending markets and the real estate markets in general as a result of the delinquencies in the “subprime” mortgage markets;
·	the level of volatility of interest rates as well as the shape of the yield curve;
·
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
·	inability to efficiently manage our operations;
·	inability to achieve future operating results;
·	the unavailability of funds for capital expenditures;
·	our ability to recruit and hire key employees;
·	the inability of management to effectively implement our strategies and business plans; and
·	the other risks and uncertainties detailed in this report.

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

Overview of Financial Services

Economic Conditions

Our revenues are derived primarily from managed investment portfolios with the majority of our assets under management being located within the United States. Our revenues depend largely on the total value and composition of assets under our management. Accordingly, fluctuations in financial markets and in the composition of assets affect our revenues and results of operations. The significant downturn in the financial and real estate markets during 2008 through 2011 has had a material effect on investor returns and real property values. Though we have not experienced significant declines in our brokerage services, the impact to our real estate services was considerable. In response, we have implemented measures to reduce overall operating costs through the reduction of staff and administrative expenses. Although we have not made any fundamental changes to our business model like many other financial service companies, as part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure we are investing in those businesses with the largest, most profitable, growth potential. In response to the current market conditions, we sold RFIS in September of 2010 and dissolved RREM in June of 2010.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2011 and 2010.

Revenue:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Consolidated
Revenue	$4,045,682	$3,526,960	15%	$8,414,586	$7,036,750	20%
Operating expenses	$3,993,147	$3,783,383	6%	$8,020,748	$7,426,264	8%
Net operating income (loss)	$52,535	$(256,423)	-	$393,838	$(389,514)	-

Our continued focus on providing alternative investment products through NCS and the recruitment of additional registered representatives allowed us to increase revenues by 20% during the first half of 2011 over the first half of 2010. We believe our strategy of focusing on our recruitment efforts and increasing revenue per registered representative will continue to produce increases in revenues.

During the three and six months ended June 30, 2011 our operating expenses increased by only 6% and 8%, respectively, over the same periods of 2010. We increased administrative and compliance staffing to support anticipated growth in registered representatives; however, we are continuing our focus on reducing operating expenses as efficiently as possible while continuing to plan for anticipated growth.

Even with the increase in operating expenses, we were able to generate net operating income of $52,535 and $393,838, respectively, for the three and six months ended June 30, 2011, opposed to net operating losses of $256,423 and $389,514 for the same quarters of 2010. This was our second successive quarter of generating net operating income.

Revenue by Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Revenue
Brokerage services	$4,045,682	$3,486,354	16%	$8,414,586	$6,910,960	22%
Insurance services	-	40,606	-	-	125,790	-
Total revenue	$4,045,682	$3,526,960	16%	8,414,586	$7,036,750	22%

Brokerage Services: NCS’s revenue for the first two quarters of 2011 increased 16% and 22%, respectively, over the same quarters of 2010, primarily as a result of NCS’s continued focus on alternative investment products and recruitment of additional registered representatives.

Insurance Services: We disposed of RFIS on September 30, 2010, primarily as a result of its decreased revenues and decline in operations.

Selling and Administrative Expenses:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change

Direct costs	$3,094,055	$3,003,513	3%	$6,534,859	$5,865,904	11%
Consulting	158,427	56,244	182%	231,142	113,859	104%
Professional fees	224,554	109,818	104%	136,487	338,204	(60%)
Executive compensation	167,500	139,000	21%	309,216	230,500	34%
General expenses	342,270	466,280	(27%)	794,512	855,939	(7%)
Depreciation and amortization	6,341	8,528	(26%)	14,532	21,858	(34%)
Operating expenses	$3,993,147	$3,783,383	6%	$8,020,748	$7,426,264	8%

Operating expenses increased 6% and 8%, respectively, for the three and six month periods ended June 30, 2011 compared to the same periods of 2010. Increases in consulting fees (182% and 104%, respectively) for each of the three and six month periods ended June 30, 2011, were offset by decreases in general and administrative expenses (27% and 7%, respectively) over the same periods.

Our direct costs, which increased only 3% and 11% for the first two quarters of 2011, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Expenses by Segment

NCS:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Brokerage services
Direct costs	$3,094,055	$2,989,858	3%	$6,534,859	$5,832,327	12%
Consulting	48,427	-	-	121,142	-	-
Professional fees	179,195	50,547	255%	9,672	251,683	(96%)
Executive compensation	101,000	62,000	63%	176,216	113,000	56%
General expenses	404,910	320,389	26%	720,739	624,216	15%
Depreciation	4,401	4,102	7%	8,802	8,662	2%
Operating expenses	$3,831,988	$3,374,381	14%	$7,711,629	$6,829,888	13%

During the second quarter of 2011 NCS’s direct costs increased 3% over the same quarter of 2010. This equated to an increase of 12% for the six months ended June 30, 2011. Direct costs are proportional to increases in revenue and should remain fairly constant.

In the second quarter of 2011 professional fees increased by $128,648 (255%) as a result of increased legal fees associated with current arbitration proceedings and regulatory compliance. However, for the six months ended June 30, 2011 we reduced professional fees overall by 96% through the reduction in contingent liability reserve accruals. We anticipate professional fees to be reduced once our arbitration and litigation claims are settled or terminated.

We also experienced a 63% and 56% increase in executive compensation for the three and six months ended June 30, 2011, as a result of increased salaries payable to our executives.

Our general expenses increased by 26% and 15%, respectively, for the first two quarters of 2011 over the same quarters of 2010, primarily as the result of increased staffing in preparation for the recruitment of additional registered representatives.

RFIS:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Insurance services
Direct costs	$-	$13,655	-	$-	$33,577	-
Consulting	-	7,159	-	-	12,259	-
Professional fees	-	-	-	-	-	-
Executive compensation	-	15,000	-	-	22,500	-
General expenses	-	21,613	-	-	67,293	-
Depreciation	-	164	-	-	329	-
Operating expenses	$-	$57,591	-	$-	$135,958	-

Through RFIS, we offered commercial, life, health and personal lines insurance products provided by top rated insurance companies.  RFIS was sold to the former president, Todd Torneo, on September 30, 2010. We now offer insurance products through NCS.

Other income and (expense)

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Consolidated
Interest income	$8,850	$4,890	81%	$17,538	$8,274	120%
Interest (expense)	(5,178)	(3,948)	31%	(9,973)	(9,483)	5%
Loss on sale of investments	-	-	-	(171,884)	-	-
Other income	21,252	1,287	-	21,177	9,098	-

Other income and expense consists of interest earned and expenses. We experienced an 81% increase in interest income for the three months ended June 30, 2011 and 120% for the six months ended June 30, 2011, as a direct result of increased cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards and outstanding bank loans.

During the six months ended June 30, 2011, investments with a cost of $200,000 were sold for $28,116 producing a loss on sale of investments of $171,884.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2011 we had available cash of $1,337,745. We believe these funds will help support existing operational costs and will satisfy our working capital requirements for at least the next twelve months. However, in the event of unexpected expenditures, including arbitration claims, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

At our subsidiary levels, we have increased our number of employees to a level which satisfies our current requirements in an economically sensible manner. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee two executives and thirteen administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2011 compared to December 31, 2010.

	June 30,	December 31,	Increase / (Decrease)
	2011	2010	$	%
Current Assets	$2,820,025	$2,702,196	$117,829	4%
Current Liabilities	2,728,405	2,970,341	(241,936)	(8%)
Working Capital	$91,620	$(268,145)	$359,765	134%

During the first two quarters of 2011 we generated a net operating income of $52,535 and $393,838, respectively. However, as we expand our activities we may experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,337,745 in un-restricted cash on hand at June 30, 2011 will be sufficient to sustain operations for at least twelve months.  However, we may need to seek additional funding for acquisitions, expansion of operations or unexpected expenditures through equity or debt offerings. In addition, we may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  Along these lines, in February of 2011, we borrowed $300,000 pursuant to a line of credit through our bank. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Rubicon as a going concern. Rubicon’s cash position is currently inadequate to pay all of the costs associated with its operations. However, Rubicon has generated a net operating income for the first two quarters of 2011. Management intends to use net operating income, borrowings and security sales to potentially mitigate any negative effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Rubicon be unable to continue existence.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2011, we authorized the award of 250,000 shares of our restricted common stock for a bonus valued at $110,000 to one of the registered representatives of our wholly owned subsidiary, NCS. 125,000 of the shares vested immediately and the remaining 125,000 shares shall be earned equally over a period of 36-months (3,472 shares per month). The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009. These shares were not issued as of the date of this report.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On August 12, 2011, we held our annual meeting of shareholders. Business conducted at the meeting included the following proposals:

1. To elect the board of directors for Rubicon to hold office until the next annual shareholder’s meeting: Joseph Mangiapane, Jr. (Chairman) and Kathleen McPherson were re-elected.
2. To approve the reincorporation by merger of Rubicon into a newly-formed, wholly-owned Nevada subsidiary that would survive the merger; and
3. To reaffirm Weaver & Martin, LLC as auditors for 2011.

Each share of common stock was entitled to one vote. Only shareholders of record at the close of business on June 15, 2011, were entitled to vote. The number of outstanding shares of common stock at the time was 14,898,023. The required quorum of shareholders (10,680,543 shares) was present at the meeting in person or by proxy.

Votes on the election of the directors were as follows:

Director	For	Against	Withhold	Broker non-votes
Joseph Mangiapane, Jr.	8,717,258	0	50,250	1,915,035
Kathleen McPherson	8,717,258	0	50,250	1,915,035

Votes on the remaining two proposals were as follows:

Proposal	For	Against	Abstain	Broker non-votes
Reincorporation	8,717,258	50,250	0	1,915,035
Affirm Auditors	10,630,293	0	50,250	0

Item 6.  Exhibits.

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1I	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7I	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)I	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)I	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-K	12/31/09	3.1(ii)	04/15/09
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note		10-K	12/31/09	10.7	04/15/10
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By: /s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: August 15, 2011