Form 10-Q
period 2011-09-30
RUBICON FINANCIAL INC
filed 2011-11-18
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29315

RUBICON FINANCIAL INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	13-3349556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18872 MacArthur Boulevard
First Floor
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(888) 668-9567
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2011, was 14,714,023, which does not include 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)	Audited
Current assets:
Cash	$1,344,555	$1,048,729
Cash – restricted	311,817	311,775
Marketable securities	133,340	193,633
Accounts receivable	577,555	839,601
Prepaid expenses	38,899	158,194
Notes receivable	60,871	134,276
Other current assets	-	15,988
Total current assets	2,467,037	2,702,196
Fixed assets, net of accumulated depreciation of $244,201 and $223,329, respectively	39,684	60,557
Other assets:
Contract advances	209,806	54,838
Deposits	11,917	11,917
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,625,394	2,470,426
Total assets	$5,132,115	$5,233,179

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$498,906	$479,577
Accrued expenses	889,391	998,130
Investment obligation	487,000	487,000
Deferred revenue	7,553	191,193
Note payable, current portion	266,715	133,082
Contingent liabilities	459,350	681,359
Total current liabilities	2,608,915	2,970,341
Long term liabilities:
Note payable	68,448	42,320

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,714,023 and 14,048,023 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	14,714	14,047
Common stock owed but not issued, 250,000 and 1,000,000 shares as of September 30, 2011 and December 31, 2010, respectively	250	1,000
Additional paid in capital	18,353,115	18,259,444
Other comprehensive losses	81,395	(1,081,077)
Accumulated (deficit)	(15,994,785)	(14,972,959)
Total stockholders’ equity	2,454,752	2,220,518
Total liabilities and stockholders’ equity	$5,132,115	$5,233,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$3,494,991	$3,472,529	$11,909,577	$10,383,489
Expenses:
Direct costs	2,980,254	2,970,267	9,515,113	8,802,594
Consulting	70,581	196,850	301,723	297,950
Professional fees	6,466	269,639	142,953	607,843
Executive compensation	156,000	159,000	465,216	367,000
General and administrative expenses	420,635	(21,410)	1,215,147	763,982
Depreciation and amortization	6,341	10,339	20,873	31,868
Total expenses	3,640,277	3,584,685	11,661,025	10,871,237
Net operating income (loss)	(145,286)	(112,156)	248,552	(487,748)

Other income (expense):
Interest expense	(4,770)	(4,406)	(14,743)	(12,767)
Interest income	5,876	4,787	23,414	13,061
Realized loss on investments	(1,023,009)	-	(1,194,893)	-
Loss on uncollectable note receivable	(118,500)	-	(118,500)	-
Gain on disposition of subsidiary	-	156,554	-	156,554
Other income	13,167	5,634	34,344	14,732
Total other income (expense)	(1,127,236)	162,569	(1,270,378)	171,580
Net income (loss) from continued operations	(1,272,522)	50,413	(1,021,826)	(316,168)

Net income (loss) from discontinued operations	-	(29,237)	-	(44,281)
Net income (loss)	(1,272,522)	21,176	(1,021,826)	(360,449)

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	11,717	(102,834)	139,463	(240,137)
Adjustment to record other than temporary losses	1,023,009	-	1,023,009	-
Other comprehensive income (loss)	1,034,726	(102,834)	1,162,472	(240,137)
Total comprehensive income (loss)	$(237,796)	$(81,658)	$140,646	$(600,586)

Weighted average number of common shares outstanding
- basic	14,852,023	15,097,480	14,689,481	14,585,019
- fully diluted	N/A	15,873,796	N/A	N/A

Net income (loss) from continuing operations per share
- basic	$(0.09)	$0.00	$(0.07)	$(0.02)
- fully diluted	N/A	$0.00	N/A	N/A
Net income (loss) from discontinued operations
- basic	N/A	(0.00)	N/A	(0.00)
- fully diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities
Net (loss) income from continuing operations	$(1,021,826)	$(316,168)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Net loss from discontinued operations	-	(44,281)
Depreciation expense	20,873	32,262
Shares and options issued for services	110,000	150,000
Realized loss on investments	1,194,893	-
Loss on uncollectible note receivable	118,500	-
Gain on disposal of assets	-	(156,554)
Changes in operating assets and liabilities
Accounts receivable	262,046	(207,755)
Prepaid expenses	119,295	91,805
Accrued interest receivable	12,815	(1,901)
Deposits and other assets	-	146,523
Accounts payable and accrued liabilities	(311,663)	145,505
Deferred revenue	(183,640)	-
Contract advances	(154,968)	-
Notes receivable	(58,334)	-
Net cash (used) by operating activities	107,991	(160,564)

Cash flows from investing activities
Purchase of fixed assets	-	(14,237)
Proceeds from sale of investments	28,116	42,226
Net cash (used) by investing activities	28,116	27,989

Cash flows from financing activities
Proceeds from line of credit	-	(16,501)
Payments on notes payable	(140,239)	-
Proceeds from note payable	300,000	76,500
Net cash provided by financing activities	159,761	59,999

Net (decrease) increase in cash	295,868	(72,576)
Cash – beginning	1,360,504	1,058,555
Cash – ending	$1,656,372	$985,982

Supplemental disclosure
Interest paid	$14,743	$14,108
Income taxes paid	$-	$-

Non-cash financing activities:
Shares issued for compensation and services	$110,000	$150,000
Accounts payable satisfied with stock	$-	$50,000

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

Principles of Consolidation
The financial statements as of December 31, 2010 and for the nine months ended September 30, 2010 include those of: Rubicon Financial Incorporated (“Rubicon”); and its wholly owned subsidiaries, Rubicon Financial Insurance Services, Inc. (“RFIS”), Rubicon Real Estate and Mortgages, Inc. (“RREM”), Newport Coast Securities, Inc. (“NCS”).  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS.  Neither RREM or RFIS have any assets as of December 31, 2010 or September 30, 2011.  The activity of RREM and RFIS is shown as discontinued operations on the income statement and statement of cash flows for the nine months ended September 30, 2010.  Neither subsidiary had activity for the nine months ended September 30, 2011.  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiaries are collectively referred to herein as the “Company”.

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

Equipment                                                              3-5 years
Furniture                                                                 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2010 or September 30, 2011.  Depreciation expense for the nine months ended September 30, 2011 and 2010 was $20,873 and $31,868, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the nine months ended September 30, 2011 or 2010.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 net of expected cancellations and allowances.  As of September 30, 2011 and December 31, 2010, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2011 and December 31, 2010 due to their short-term nature.  See Note 13 for further details.

Income / Loss per Common Share
Net income/loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if the preferred stock was converted and in-the-money stock options and warrants were exercised into common stock. For the three and nine months ended September 30, 2011, and the nine months ended September 30, 2010 the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect on the Company’s net loss.  For the three months ended September 30, 2010, the denominator in the diluted EPS is 776,316 shares higher than the denominator for basic EPS because there were in-the-money options and preferred stock that could be converted into common stock.

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

NOTE 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,994,785 since inception and incurred net losses of $577,124 and $467,960 for the years ended December 31, 2010 and 2009.  As of September 30, 2011, the Company has a negative working capital of $141,878.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of September 30, 2011, the Company maintained deposits with Penson of $250,405 and $61,412, respectively, for total restricted cash of $311,817.  As of December 31, 2010, the Company maintained deposits with Penson of $250,405 and $61,370, respectively, for total restricted cash of $311,775.

NOTE 4 – Intangible Assets – customer lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671.  This asset was evaluated for impairment as of September 30, 2011 and December 31, 2010 and management determined that no impairment was needed.

NOTE 5 - Marketable Securities

The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2010, the Company believed that all unrealized losses are not other-than-temprorary based on market conditions and the volatility of investments being held.  During the nine months ended September 30, 2011, the Company made the determination that two of the investments had unrealized losses that were other-than-temporary and realized the losses.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized. None of the investments have been hedged in any manner.

As of December 31, 2010:
The Company held thirteen investments in publically-traded common stock in various corporations with an aggregate cost of $1,274,710 and a fair market value, based on published market prices, of $193,633.  The accumulated unrealized loss on these securities is $1,081,077 and is shown as accumulated other comprehensive loss on these financial statements as of December 31, 2010.

Of the above investments, there are eleven investments with an aggregate cost of $610 and an aggregate fair market value of $71,448.  Of these investments, three were in loss positions for a total aggregate unrealized loss of $2,803 and only one had been in a loss position for more than twelve months.  The investment that had been in a loss position for more than twelve months has a cost of $1,275 and a fair market value of $313 and $187 as of December 31, 2010 and 2009, respectively.

There is also one investment with a cost of $300,000 and a fair market value of $423 and $136,000 as of December 31, 2010 and 2009, respectively.  This investment has been in a loss position for over twelve months.  This investment is in the publically-traded common stock of Clean Coal Technologies, Inc.

There is also one investment with a cost of $974,100 and a fair market value of $121,762 and $260,000 as of December 31, 2010 and 2009, respectively.  This investment has been in a loss position for over twelve months.  This investment is in the publically-traded common stock of American International Industries, Inc.

As of September 30, 2011:
The Company held thirteen investments in publically-traded common stock in various corporations with an aggregate cost of $51,945 (after adjustment for other-then-temporary losses – see below) and a fair market value, based on published market prices, of $133,340.  The accumulated unrealized gain on these securities is $81,395 and is shown as accumulated other comprehensive gain on these financial statements.

Of the above investments, there are eleven investments with an aggregate cost of $854 and an aggregate fair market value of $82,037.  Of these investments, one was in a loss positions for a total aggregate unrealized loss of $1,708 and had been in a loss position for more than twelve months.

An investment in the publically-traded common stock of Clean Coal Technologies, Inc. had a cost of $300,000 and a fair market value of $212 as of September 30, 2011.  This investment has been in a loss position for over twelve months.  During the quarter ended September 30, 2011, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  A total of $300,000 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

An investment in the publically-traded common stock of American International Industries, Inc. had a cost of $974,100.  During the nine months ended September 30, 2011, a portion of this investment with a cost of $200,000 was sold for proceeds of $28,116 resulting in a realized loss of $171,884.  As of September 30, 2011, the investment had a remaining cost of $774,100 and a fair market value of $51,091.  This investment has been in a loss position for over twelve months.  During the quarter ended September 30, 2011, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  A total of $723,009, the difference between the cost and market value as of September 30, 2011, was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

In total, during the quarter ended September 30, 2011, $1,023,009 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

NOTE 6 – Notes receivable

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and matured on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum.  On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The combined outstanding principal balance as of December 31, 2009 was $24,202.  Accrued interest earned on this note was $2,858 as of December 31, 2009.   During the year ended December 31, 2010, the Company and Mr. Newman reached an agreement consolidating the outstanding principal balance and accrued interest balance into a new note in the amount of $27,739.  The note bears interest of 6% and was due on December 31, 2010.  As of December 31, 2010 the note balance was $15,239 and the balance of accrued interest was $488.  In September of 2011, the note balance was $15,239 and the balance of accrued interest was $1,173 for a total amount receivable of $16,412.  In September of 2011, the Company reached a settlement with Mr. Newman for the note to be relieved with Mr. Newman returning 184,000 shares of common stock to the Company for cancellation.  As of September 30, 2011, there is no balance due on this note receivable.

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009.   The loan was not repaid and subsequently the Company took legal action against Mr. Riviello and won an initial settlement claim in excess of $100,000.  As of March 31, 2011, the Company has not been able to collect on the principal balance and the balance remains $100,000.  Accrued interest earned on this note was $18,500 as of June 30, 2011 and $15,500 as of December 31, 2010.  During the quarter ended September 30, 2011, The Company determined that the settlement agreement’s collection was in doubt and took a bad debt write-off of the full $118,500.  The balance receivable on this note is shown as $0 as of September 30, 2011.

On December 27, 2010, Rubicon was issued a note receivable in the amount of $19,037.  The note does not bear interest and is due in monthly installments through May of 2013.  The balance of the note as of September 30, 2011 was $19,037.

On March 30, 2011, Rubicon was issued a note receivable in the amount of $70,000.  The note does not bear interest and is due in six monthly installments from July to December of 2011.  As of September 30, 2011, the balance of the note was $41,834.

NOTE 7 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.   The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued yet and are shown as common stock owed but not issued.  600,000 of the shares were issued and 150,000 shares were canceled in the nine months ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

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

NOTE 8 – Notes payable

Notes payable consist of the following at September 30, 2011 and December 31, 2010:

	Sept 30,	December 31,
	2011	2010
Promissory note to a bank for $100,000 secured by cash held in impound account at the bank. Bears interest at the prime rate and matures in March of 2013.	51,179	75,402

Promissory note to a bank for $100,000, secured by cash held at the bank. Bears variable interest of the same percentage as the collateral plus 2.8% and matures on March 11, 2014	83,984	-

Promissory note to a bank for $200,000, secured by cash held at the bank. Bears variable interest of the same percentage as the collateral plus 2.8% and matures on March 11, 2012	200,000	-

Promissory note to an unrelated party for $100,000, unsecured, interest of 10%, due on January 31, 2011. The Company is currently in discussions for an extension on this note.	-	100,000
	$335,163	$175,402

As of December 31, 2010, $133,082 of the notes payable is short-term and $42,320 is long-term.  As of September 30, 2011, $266,715 of the notes payable is short-term and $68,448 is long-term.

Interest expense for the nine months ended September 30, 2011 and 2010 was $14,743 and $12,767 respectively.

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

 8% Series A Convertible Preferred Stock

Holders of 8% Series A Convertible Preferred Stock shall not have the right to vote on matters that come before the stockholders. The Series A Convertible Preferred Stock is redeemable at the Company’s option, in whole or in part, at a redemption price of $2.00 per share. Series A Convertible Preferred Stock may be converted at a rate of four shares of common stock for each share of Series A Convertible Preferred stock. Series A Convertible Preferred Stock ranks senior to common stock in the event of liquidation. Holders’ of Series A Convertible Preferred Stock shall be entitled to a 8% annual dividend payable in cash or common stock, accrued and payable on a semi-annual basis, subject to adjustments resulting from stock splits, recapitalization, or share combination.

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

In February of 2011, 250,000 shares were granted to a new employee as a signing bonus.  As of September 30, 2011, these shares had not been issued and are therefore shown as owed but not issued on these financial statements.  The shares were valued at market value on the day they were granted.

In September of 2011, 184,000 shares were surrendered to the Company and canceled in settlement of a note receivable.  See note 6 for further details.

As of September 30, 2011, there were 62,500 preferred shares and 14,714,023 common shares issued and outstanding.  There were 250,000 common shares owed but not issued.

NOTE 10 – Warrants and options

Warrants

During the year ended December 31, 2009, the company issued 10,000 common stock purchase warrants to an individual as enticement for a short-term $30,000 loan.  The 10,000 warrants give the holder the right to purchase 10,000 shares of common stock of the Company for $0.30 per share.  These warrants expired on December 18, 2010.

As of September 30, 2011 and December 31, 2010, there are no outstanding warrants.

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

A summary of stock options and warrants as of September 30, 2011 and December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/10:	1,300,000	$1.33	10,000	$.30
Granted	-	-	-	-
Cancelled	(300,000)	2.45	-	-
Expired	-	-	(10,000)	3.00
Outstanding as of 12/31/10:	1,000,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 9/30/11:	1,000,000	$1.00	-	$-
Vested as of 9/30/11:	1,000,000	$1.00	-	$-

NOTE 11 – Operating Segments

Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered. Each segment operates in a distinct industry: brokerage services (NCS), mortgage and real estate services (RREM) and personal and commercial insurance services (RFIS).  During 2010, RREM and RFIS were dissolved and disposed, respectively and therefore have no activity in the nine months ended September 30, 2011. Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

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

	The Nine Months Ended
	September 30,
	2011	2010
Revenue
Insurance services	$-	$145,226
Brokerage services	11,909,577	10,383,489
	11,909,577	10,528,715
Expenses
Insurance services	-	184,631
Mortgage services	-	4,876
Brokerage services	12,231,280	10,304,508
Corporate	700,123	395,149
	12,931,403	10,889,164

Net income (loss)	$(1,021,826)	$(360,449)

NOTE 12 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (the “Bettingen Cross-Complaint”) stemming from the same transaction. The Bettingen Cross-Complaint was dismissed in July of 2010 and has been appealed. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of September 30, 2011 and December 31, 2010 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $459,350 and $681,359 as of September 30, 2011 and December 31, 2010, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense (exclusive of legal fees) associated with current litigation or arbitrations would exceed the amount accrued.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,360,504	$-	-	$1,360,504
Accounts receivable	-	839,601	-	839,601
Marketable securities	193,633	-	-	193,633
Notes and interest receivable	-	150,264	-	150,264
Accounts payable	-	479,577	-	479,577
Accrued expenses	-	1,679,489	-	1,679,489
Notes payable	-	175,402	-	175,402

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,656,372	$-	-	$1,656,372
Accounts receivable	-	577,555	-	577,555
Marketable securities	133,340	-	-	133,340
Notes and interest receivable	-	60,871	-	60,871
Accounts payable	-	498,906	-	498,906
Accrued expenses	-	889,391	-	889,391
Notes payable	-	335,163	-	335,163

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	deterioration in general or regional (especially Southern California) economic, market and political conditions;
·	adverse actions by regulatory agencies, including the SEC or FINRA;
·	adverse outcomes of current or future arbitrations and litigation;
·	our ability to successfully compete in the financial services industry;
·	actions and initiatives taken by both current and potential competitors;
·	inability to raise additional financing for working capital;
·	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a financial service holding company operating primarily through our wholly-owned subsidiary, Newport Coast Securities, Inc. (“NCS”), a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking. During 2010 we also had two other operating subsidiaries; (i) Rubicon Financial Insurance Services, Inc. (“RFIS”), a full service insurance agency; and (ii) Rubicon Real Estate and Mortgages, Inc. (“RREM”), which provided professional assistance in the fields of residential and commercial real estate and mortgage loans in California. RFIS was disposed of through the sale to its former president in September of 2010 and RREM was dissolved in June of 2010.

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

On August 22, 2011, we entered into an Agreement and Plan of Merger and Reincorporation with Rubicon Financial Incorporated, a newly-formed Nevada corporation (“RUBICON NV”), in order to change our domicile from Delaware to Nevada. Pursuant to the terms of the Agreement and Plan of Merger and Reincorporation, we merged with and into RUBICON NV, making RUBICON NV the surviving corporation.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2011 and 2010.

Revenue:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Consolidated
Revenue	$3,494,991	$3,472,529	1%	$11,909,577	$10,383,489	15%
Operating expenses	$3,640,277	$3,584,685	2%	$11,661,025	$10,871,237	7%
Net operating income (loss)	$(145,286)	$(112,156)	30%	$248,552	$(487,748)	-

The third quarter is consistently our slowest quarter for business, primarily due to Summer vacation time; however, we were still able to increase revenues by a modest 1% for the three months ended September 30, 2011 and 15% for the nine months ended September 30, 2011. We believe our continued focus on providing alternative investment products through NCS and the recruitment of additional registered representatives will continue to result in increased revenues.

During the three and nine months ended September 30, 2011 our operating expenses increased by only 2% and 7%, respectively, over the same periods of 2010. We previously increased administrative and compliance staffing to support anticipated growth in registered representatives, which has helped us to maintain operating expenses at a reduced level with increases being relative to increases in revenues. In addition, we intend to continue our focus on reducing operating expenses as efficiently as possible while continuing to plan for anticipated growth.

As stated above, the third quarter is our slowest quarter of the year, thus during the three months ended September 30, 2011 we generated a net operating loss of $145,286, compared to a net operating loss of $112,156 for the same period in 2010. However, for the nine months ended September 30, 2011 we generated a net operating income of $248,552, compared to a net operating loss of $487,748 for the same nine month period in 2010.

Selling and Administrative Expenses:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change

Direct costs	$2,980,254	$2,970,267	-	$9,515,113	$8,802,594	8%
Consulting	70,581	196,850	(64%)	301,723	297,950	1%
Professional fees	6,466	269,639	(98%)	142,953	607,843	(76%)
Executive compensation	156,000	159,000	2%	465,216	367,000	27%
General expenses	420,635	(21,410)	-	1,215,147	763,982	59%
Depreciation and amortization	6,341	10,339	(39%)	20,873	31,868	(35%)
Operating expenses	$3,640,277	$3,584,685	2%	$11,661,025	$10,871,237	7%

Operating expenses increased 2% and 7%, respectively, for the three and nine month periods ended September 30, 2011 compared to the same periods of 2010. Material increases in general and administrative expenses and executive compensation for each of the three and nine month periods ended September 30, 2011, were offset by substantial decreases in consulting and professional fees over the same periods.

Our direct costs, which increased only minimally for the three months ended September 30, 2011 and 8% for the nine months ended September 30, 2011, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Other income and (expense)

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Consolidated
Interest income	$5,876	$4,787	23%	$23,414	$13,061	79%
Interest (expense)	(4,770)	(4,406)	8%	(14,743)	(12,767)	15%
Realized loss on investments	(1,023,009)	-	-	(1,194,893)	-	-
Loss on uncollectable note receivable	(118,500)	-	-	(118,500)	-	-
Other income (expense)	13,167	5,634	134%	34,444	14,732	133%

Other income and expense consists of interest earned and expensed. We experienced a 23% increase in interest income for the three months ended September 30, 2011 and 79% for the nine months ended September 30, 2011, as a direct result of increased cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards and outstanding bank loans.

During the nine months ended September 30, 2011, the Company made the determination that two investments, Clean Coal Technologies and American International Industries, had unrealized losses that were other-than-temporary and realized the losses totaling $1,194,893 for the nine month period.

An investment in the publically-traded common stock of Clean Coal Technologies, Inc. had a cost of $300,000 and a fair market value of $212 as of September 30, 2011.  This investment has been in a loss position for over twelve months.  During the quarter ended September 30, 2011, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  A total of $300,000 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

An investment in the publically-traded common stock of American International Industries, Inc. had a cost of $974,100.  During the nine months ended September 30, 2011, a portion of this investment with a cost of $200,000 was sold for proceeds of $28,116 resulting in a realized loss of $171,884.  As of September 30, 2011, the investment had a remaining cost of $774,100 and a fair market value of $51,091.  This investment has been in a loss position for over twelve months. During the quarter ended September 30, 2011, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  A total of $723,009, the difference between the cost and market value as of September 30, 2011, was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009. The loan was not repaid and subsequently the Company took legal action against Mr. Riviello and was awarded a judgment in excess of $100,000. During the quarter ended September 30, 2011, the Company determined that collecting on the judgment was in doubt due to Mr. Riviello’s incarceration and took a bad debt write-off of the full $118,500. However, the judgment remains valid and the Company may pursue collection efforts through the balance of the term of the judgment.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2011 we had available cash of $1,344,555. We believe these funds will help support existing operational costs and will satisfy our working capital requirements for at least the next twelve months. However, in the event of unexpected expenditures, including arbitration claims, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2011 compared to December 31, 2010.

	September 30,	December 31,	Increase / (Decrease)
	2011	2010	$	%
Current Assets	$2,467,037	$2,702,196	$(235,159)	(9%)
Current Liabilities	2,608,915	2,970,341	(241,936)	(12%)
Working Capital	$(141,878)	$(268,145)	$(126,267)	(47%)

During the first three quarters of 2011 we generated a net operating income of $52,535 and $393,838, respectively. However, as we expand our activities we may experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,337,745 in un-restricted cash on hand at September 30, 2011 will be sufficient to sustain operations for at least twelve months.  However, we may need to seek additional funding for acquisitions, expansion of operations or unexpected expenditures through equity or debt offerings. In addition, we may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.  Along these lines, in February of 2011, we borrowed $300,000 pursuant to a line of credit through our bank. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to our stockholders or us.

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

The Court’s ruling effectively dismissed the Bettingens second amended cross-complaint and the causes of action resulting therefrom. The Bettingens have appealed the Court’s ruling on the demurrer and we are now going through the appeals process. Oral arguments for the appeal are scheduled for November 17, 2011.

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

We are continuing to pursue the July 2009 lawsuit against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999. This case is in the complex litigation court and is still in the discovery stage.

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

We intend to continue to collect on this judgment.

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

On September 8, 2011, we entered into a settlement and mutual release agreement with Joel Newman pertaining to an outstanding promissory note. Pursuant to the agreement, we cancelled 184,000 shares of common stock owned by Mr. Newman in full settlement of the $16,412 amount of the promissory note.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

ANNUAL MEETING

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

Votes on the election of the directors were as follows:

Director	For	Against	Withhold	Broker non-votes
Joseph Mangiapane, Jr.	8,717,258	0	50,250	10. 1,915,035
Kathleen McPherson	8,717,258	0	14. 50,250	15. 1,915,035

Votes on the remaining two proposals were as follows:

Proposal	For	Against	Abstain	Broker non-votes
Reincorporation	8,717,258	50,250	0	1,915,035
Affirm Auditors	10,630,293	0	50,250	0

REINCORPORATION

On August 22, 2011, we entered into an Agreement and Plan of Merger and Reincorporation with Rubicon Financial Incorporated, a newly-formed Nevada corporation (“RUBICON NV”), in order to change our domicile from Delaware to Nevada. Pursuant to the terms of the Agreement and Plan of Merger and Reincorporation, we merged with and into RUBICON NV, making RUBICON NV the surviving corporation. The merger for reincorporation was completed on August 29, 2011.

The merger and reincorporation agreement was approved by the unanimous consent of our Board of Directors and by RUBICON NV, and by a majority of the stockholders of the Registrant at their annual meeting of stockholders held on August 12, 2011. A copy of the Agreement and Plan of Merger and Reincorporation was attached to the Form 8-K filed with the SEC on September 21, 2011 as Exhibit 2(c).

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7I	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
2.3	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2(c)	09/21/11
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(i)(h)	Articles of Incorporation of Rubicon Financial Incorporated (Nevada) – dated August 18, 2011		8-K		3.1(i)(h)	09/21/11
3(i)(i)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – dated August 29, 2011		8-K		3(i)(i)	09/21/11
3(i)(j)	Certificate of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation		8-K		3(i)(j)	09/21/11
3.1(ii)	Bylaws of Rubicon Financial Incorporated, a Nevada corporation – dated August 18, 2011		8-K		3(ii)(c)	09/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note		10-K	12/31/09	10.7	04/15/10
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By:   /s/ Joseph Mangiapane, Jr
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: November 18, 2011