Form 10-K/A
period 2010-12-31
RUBICON FINANCIAL INC
filed 2012-03-07
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Rubicon Financial Incorporated is filing this Amendment No. 1 to Form 10-K (the “Amendment”) to amend its annual report for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011 (the “Annual Report”). The purpose of this Amendment is to revise the Annual Report to reflect a change in the unrealized losses for marketable securities, as set forth in Footnote 5 and 18 to the financial statements, discovered as a result of comments received from the United States Securities and Exchange Commission. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Annual Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Annual Report other than (i) the changes to the Registrant’s financial statements and footnotes contained in Item 8 of this Amendment, (ii) to revise Item 9A(T) to disclose the material weakness in accounting for marketable securities, (iii) revise Item 7 to include the realized loss on investments of $1,151,915, and (vi) include updated Section 302 and 906 certifications.

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

RREM:

	Years Ended
	December 31,		Increase/(Decrease)
	2010	2009	$	%
Mortgage services
Direct costs	$-	$21,946	$-	-
Consulting	-	-	-	-
Professional fees	-	-	-	-
Executive compensation	-	-	-	-
General expenses	5,992	1,069	4,923	461%
Depreciation	-	934	-	-
Operating expenses	$5,992	$23,949	$(17,957)	(75%)

During 2010 RREM was effectively dormant, generating only $5,992 in general and administrative expenses. RREM was dissolved in June of 2010.

Other income and (expense)

	Years Ended
	December 31,		Increase/(Decrease)
	2010	2009	$	%
Consolidated
Interest (expense)	$(25,829)	$(28,617)	$(2,788)	(10%)
Interest income	18,126	17,500	626	4%
Other income (expense)	64,204	-	-	-
Loss on disposal of assets	(22,116)	-	-	-
Realized losses on investments	(1,151,915)	-	-	-
Gain on disposition of subsidiary	156,554	-	-	-
Unrealized (loss) on securities	(266,453)	(202,763)	63,690	31%

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

As discussed in Note 18 to the financial statements, the financial statements have been restated for the correction of an error in recognizing unrealized losses on marketable securities as other-than-temporary.

/s/ Weaver Martin & Samyn, LLC
Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 31, 2011, except as to the restatement discussed in Note 18 to the financial statements which is as of March 6, 2012.

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets	RESTATED
Current assets:
Cash	$1,048,729	$746,885
Cash – restricted	311,775	311,670
Marketable securities	193,633	508,428
Accounts receivable	839,601	683,412
Prepaid expenses	158,194	123,402
Notes receivable	134,276	124,202
Interest receivable	15,988	12,358
Total current assets	2,702,196	2,510,357

Fixed assets, net of accumulated depreciation of $223,329 and $186,033, respectively	60,557	84,213

Other assets:
Contract advances	54,838	154,445
Deposits	11,917	39,471
Intangible assets – customer list	2,403,671	2,439,671
Total other assets	2,470,426	2,633,587
Total assets	$5,233,179	$5,228,157

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$479,577	$525,896
Accrued expenses	998,130	1,076,983
Investment obligation	487,000	487,000
Deferred revenue	191,193	74,014
Line of credit	-	100,000
Note payable – current portion	133,082	42,000
Note payable – related party	-	5,213
Contingent liabilities	681,359	347,500
Total current liabilities	2,970,341	2,311,106

Long term liabilities
Note payable	42,320	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 62,500 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,048,023 and 14,098,023 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively	14,047	14,097
Common stock owed but not issued, 1,000,000 shares and none
as of December 31, 2010 and December 31, 2009, respectively	1,000	-
Additional paid in capital	18,259,444	18,113,350
Other comprehensive gain (loss)	70,838	(814,624)
Accumulated (deficit)	16,124,874	(14,395,835)
Total stockholders’ equity	2,220,518	2,917,051
Total liabilities and stockholders’ equity	$5,233,179	$5,228,157

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009
	RESTATED

Revenue	$14,436,637	$12,400,188

Expenses:
Commissions and other direct costs	11,889,300	9,520,289
Consulting	379,958	293,115
Professional fees	861,044	877,422
Executive compensation	546,531	856,663
General and administrative expenses	1,485,823	1,258,020
Depreciation	42,044	51,468
Total expenses	15,204,700	12,856,977

Net operating (loss)	(768,063)	(456,789)

Other income (expense):
Interest expense	(25,829)	(28,671)
Interest income	18,126	17,500
Other income	64,204	-
Loss on disposal of assets	(22,116)	-
Realized losses on investments	(1,151,915)	-
Gain on disposition of subsidiary	156,554	-
Total other income (expense)	(960,976)	(11,171)

Net (loss)	$(1,729,039)	$(467,960)

Other comprehensive income (loss):
Adjustment to record other than temporary losses	1,151,915	-
Unrealized loss on securities	(266,453)	(202,763)
Total other comprehensive income (loss)	885,462	(202,763)

Net comprehensive loss	$(843,577)	$(670,723)

Weighted average number of common shares
outstanding – basic and fully diluted	14,085,283	12,715,475

Net (loss) per share – basic and fully diluted	$(0.12)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated Statements of Changes in Stockholders’ Equity
	Preferred Stock		Common Stock		Common Stock owed but not issued	Additional Paid-in Capital	Unamortized Compensation	Other Compre- hensive	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	62,500	$63	11,976,773	$11,977	$498	$17,971,575	$(433,108)	$(611,861)	$(13,927,875)	$3,011,269

Shares issued that were previously authorized	-	-	500,000	498	(498)	-	-	-	-	-
Shares issued to satisfy accounts payable	-	-	155,000	150	-	11,754	-	-	-	11,904
Shares issued for services	-	-	1,471,250	1,472	-	110,021	-	-	-	111,493
Forgiveness of related party debt	-	-	-	-	-	20,000	-	-	-	20,000
Amortization of shares issued for services	-	-	-	-	-	-	433,108	-	-	433,108
Other comprehensive loss	-	-	-	-	-	-	-	(202,763)	-	(202,763)

Net (loss) for the year ended
December 31, 2009	-	-	-	-	-	-	-	-	(467,960)	(467,960)

Balance, December 31, 2009	62,500	$63	14,098,023	$14,097	$-	$18,113,350	$-	$(814,624)	$(14,395,835)	$2,917,051

Shares authorized for services	-	-	750,000	-	750	149,250	-	-	-	150,000
Shares authorized for Accounts payable	-	-	250,000	-	250	49,750	-	-	-	50,000
Shares cancelled for disposal of subsidiary	-	-	(50,000)	(50)	-	(52,906)	-	-	-	(52,956)
Other comprehensive loss	-	-	-	-	-	-	-	885,462	-	885,462

Net (loss) for the year ended
December 31, 2010	-	-	-	-	-	-	-	-	(1,729,039)	(1,729,039)

Balance, December 31, 2010	62,500	$63	15,048,023	$14,047	$1,000	$18,259,444	$-	$70,838	$(16,124,874)	$2,220,518

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities	RESTATED
Net (loss)	$(1,729,039)	$(467,960)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	42,044	51,468
Shares and options issued for services	150,000	111,493
Amortization of equity based compensation	-	433,108
Loss on disposal of assets	22,116	-
Realized losses on investments	1,151,915	-
Gain on disposal of subsidiary	(156,554)	-
Changes in operating assets and liabilities:
Accounts receivable	(149,608)	(201,889)
Prepaid expenses	(53,397)	(82,091)
Accrued interest receivable	(3,630)	(7,452)
Deposits and other assets	127,161	121,835
Accounts payable and accrued liabilities	621,036	802,383
Deferred revenue	191,193	(73,353)
Accrued interest payable – related party	-	713
Net cash (used) by operating activities	213,237	688,255

Cash flows from investing activities
Payments received on notes receivable	8,963	-
Issuance of notes receivable	(19,037)	-
Purchase of fixed assets	(20,388)	(12,894)
Proceeds on disposal of assets	15,000	-
Proceeds on disposal of subsidiary	19,000	-
Proceeds from (purchase of) investments	48,342	(180,811)
Net cash (used) by investing activities	51,880	(193,705)

Cash flows from financing activities
Payment on line of credit	(100,000)	100,000
Proceeds from note payable	200,000	42,000
Payments on note payable	(48,098)	-
Cash surrendered in disposal of subsidiary	(15,070)	-
Payments on capital lease	-	(12,223)
Contributed capital (forgiveness of related party debt)	-	20,000
Net cash provided by financing activities	36,832	149,777

Net (decrease) increase in cash	301,949	644,327
Cash – beginning	1,058,555	414,228
Cash – ending	$1,360,504	$1,058,555

Supplemental disclosures:
Interest paid	$22,199	$21,066
Income taxes paid	$800	$800
Non-cash financing activities:
Shares and options issued for services	$150,000	$111,493
Shares issued for accounts payable	$50,000	$11,904

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

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,124,874 since inception and incurred net losses of $1,729,039 and $467,960 for the years ended December 31, 2010 and 2009.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

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

NOTE 5 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2009, the Company believed that all unrealized losses are not other-than-temporary based on market conditions and the volatility of investments being held.  During the fourth quarter of the year ended December 31, 2010, the Company made the determination that two of the investments had unrealized losses that were other-than-temporary and realized the losses.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

As of December 31, 2009:
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

As of December 31, 2010:
The Company held thirteen investments in publically-traded common stock in various corporations with an aggregate cost of $122,795 ($1,274,710 before recognition of other than temporary losses as noted below) and a fair market value, based on published market prices, of $193,633.  The accumulated unrealized gains on these securities is $70,838 and is shown as accumulated other comprehensive gain on these financial statements as of December 31, 2010.

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

An investment in the publically-traded common stock of Clean Coal Technologies, Inc. had a cost of $300,000 and a fair market value of $423 as of December 31, 2010.  This investment has been in a loss position for over twelve months.  During the 4th quarter ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  A total of $299,577 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

An investment in the publically-traded common stock of American International Industries, Inc. had a cost of $974,100.  This investment has been in a loss position for over twelve months.  During the fourth quarter ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  A total of $852,338 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

In total, during the fourth quarter ended December 31, 2010, $1,151,915 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

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
$839,601

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

NOTE 18 – Restatement of Financial Statements
The Company concluded that the consolidated financial statements for the year ended December 31, 2010 and the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 should be restated because it failed to recognize some of the unrealized losses on marketable securities to be other than temporary as of December 31, 2010.  Originally, the marketable securities in question were recorded on the balance sheet at market value and the unrealized losses associated with the securities were recorded as other comprehensive losses in the stockholders’ equity section as temporary changes in market value.  The changes in the unrealized losses during the period were also recorded in other comprehensive losses on the statement of operations.  This restatement deems some of the losses as other than temporary and moves $1,151,915 from unrealized to realized in the statement of operations.  The marketable securities are still recorded at fair market value on the balance sheet.  See Note 5 for further details.

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet as of December 31, 2010 and our consolidated statement of operations for the year ended December 31, 2010:

Consolidated Balance Sheet	As of December 31, 2010
	As Restated	As Previously Filed

Stockholder’s Equity section of the balance sheet:
Other comprehensive loss	$70,838	$(1,081,077)
Retained Earnings	(16,124,874)	(14,972,959)
TOTAL SHAREHOLDERS’ EQUITY	2,220,518	2,220,518

Consolidated Statement of Operations	For the Year Ended December 31, 2010
	As Restated	As Previously Filed

Net operating income (loss)	$(768,063)	$(768,063)
Realized loss on investments	(1,151,915)	-
Total other income (expense)	(960,976)	190,939
Net loss	(1,729,039)	(577,124)
Total other comprehensive income(loss)	885,462	(266,453)
Net Comprehensive income (loss)	(843,577)	(843,577)

Net income (loss) per share – basic and diluted	$(0.12)	(0.04)

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Joseph Mangiapane, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are not effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. We were unable to accurately account for other-than-temporary impairments related to our marketable securities, which caused us to restate our financial statements for the year ended December 31, 2010. Management evaluated the impact of our inability to accurately account for other-than-temporary impairments on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to accurately account for other-than-temporary impairments represented a material weakness.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 because of our inability to account for other-than-temporary impairments related to our marketable securities.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008				2.7(d)	03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-K	12/31/09	3.1(ii)	04/15/10
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07

10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note		10-K	12/31/09	10.7	04/15/10
10.8	Subsidiary Purchase Agreement for Rubicon Financial Insurance Services, Inc. dated September 30, 2010		10-Q	09/30/10	10.8	11/15/10
10.9	Escrow Agreement for Rubicon Financial Insurance Services, Inc. sale dated September 30, 2010		10-Q	09/30/10	10.9	11/15/10
21.1	List of Subsidiaries		10-K	12/31/10	21.1	03/31/11
23.1	Consent of Weaver and Martin, LLC	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press release dated February 22, 2011 disclosing the Dial-A-Cup, Horizon Exterior Technology Letter of Intent		8-K		99.1	03/02/11

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

Date: March 6, 2012	By:	/s/ Joseph Mangiapane Jr.
Joseph Mangiapane Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer	March 6, 2012
and Principal Financial Officer)

/s/ Kathleen McPherson	Director	March 6, 2012
Kathleen McPherson