Form 10-Q/A
period 2011-03-31
RUBICON FINANCIAL INC
filed 2012-03-15
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
 (Amendment No. 1)

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

EXPLANATORY NOTE

Rubicon Financial Incorporated is filing this Amendment No. 1 to Form 10-Q (the “Amendment”) to amend its quarterly report for the three months ended March 31, 2011, as filed with the Securities and Exchange Commission on May 19, 2011 (the “Quarterly Report”). The purpose of this Amendment is to revise the Quarterly Report to reflect a change in the unrealized losses for marketable securities, as set forth in Footnote 5 and 14 to the financial statements, discovered as a result of comments received from the United States Securities and Exchange Commission. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Quarterly Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Quarterly Report other than (i) the changes to the Registrant’s financial statements and footnotes contained in Item 1 of this Amendment, (ii) to revise Item 4T to disclose the material weakness in accounting for other-than-temporary losses related to marketable securities, (iii) revise Item 2 to include the realized gain on investments of $3,891, and (vi) include updated Section 302 and 906 certifications.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	Audited
Assets	RESTATED
Current assets:
Cash	$1,365,092	$1,048,729
Cash – restricted	311,801	311,775
Marketable securities	141,857	193,633
Accounts receivable	794,410	839,601
Prepaid expenses	101,410	158,194
Notes receivable	204,276	134,276
Other current assets	17,716	15,988
Total current assets	2,936,562	2,702,196
Fixed assets, net of accumulated depreciation of $231,519 and $223,329, respectively	52,366	60,557
Other assets:
Contract advances	252,083	54,838
Deposits	11,917	11,917
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,667,671	2,470,426
Total assets	$5,656,599	$5,233,179

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$517,754	$479,577
Accrued expenses	1,042,068	998,130
Investment obligation	487,000	487,000
Deferred revenue	131,606	191,193
Note payable, current portion	271,192	133,082
Contingent liabilities	459,350	681,359
Total current liabilities	2,908,970	2,970,341
Long term liabilities:
Note payable	96,507	42,320

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,898,023 and 14,048,023 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	14,898	14,047
Common stock owed but not issued, 250,000 and 1,000,000 shares as of March 31, 2011 and December 31, 2010, respectively	250	1,000
Additional paid in capital	18,369,343	18,259,444
Other comprehensive losses	42,420	70,838
Accumulated (deficit)	(15,775,852)	(16,124,874)
Total stockholders’ equity	2,651,122	2,220,518
Total liabilities and stockholders’ equity	$5,656,599	$5,233,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	RESTATED
Revenue	$4,368,904	$3,509,790

Expenses:
Direct costs	3,440,804	2,862,391
Consulting	72,715	57,615
Professional fees	(88,067)	228,386
Executive compensation	141,716	91,500
General and administrative expenses	452,242	389,659
Depreciation	8,191	13,330
Total operating expenses	4,027,601	3,642,881

Net operating income (loss)	341,303	(133,091)

Other income (expense):
Interest expense	(4,795)	(5,535)
Interest income	8,698	3,384
Gain on sale of investments	3,891	-
Other income	(75)	7,811
Total other income (expense)	7,719	5,660

Net income (loss)	349,022	(127,431)

Other comprehensive income (loss)	(28,418)	(220,386)

Total comprehensive income (loss)	$320,604	$(347,817)

Weighted average number of common shares
Outstanding – basic and fully diluted	14,303,023	14,098,023

Net income (loss) per share – basic and fully diluted	$0.02	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	RESTATED
Cash flows from operating activities	$349,022	$(127,431)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	8,191	13,330
Gain on sale of investments	(3,891)	-
Stock issued for compensation	110,000	-
Changes in operating assets and liabilities
Accounts receivable	45,191	(151,970)
Prepaid expenses	56,784	23,111
Accrued interest receivable	(1,728)	(1,863)
Deposits and other assets	-	17,781
Accounts payable and accrued liabilities	(140,761)	216,779
Deferred revenue	(59,587)	(9,815)
Contract advances	(197,245)	-
Note receivable	(70,000)	-
Net cash (used) by operating activities	95,976	(20,078)

Cash flows from investing activities
Purchase of fixed assets	-	(8,450)
Proceeds from sale of investments	28,116	-
Purchase of investments	-	18,282
Net cash (used) by investing activities	28,116	9,832

Cash flows from financing activities
Proceeds from line of credit	-	(468)
Payments on note payable	(107,703)	-
Proceeds from note payable	300,000	76,500
Net cash provided by financing activities	192,297	76,032

Net (decrease) increase in cash	316,389	65,786
Cash – beginning	1,360,504	1,058,558
Cash – ending	$1,676,893	$1,124,344

Supplemental disclosure
Interest paid	$4,795	$5,535
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$110,000	$-

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

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,775,852 since inception and incurred net losses of $1,729,039 and $467,960 for the years ended December 31, 2010 and 2009.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

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

Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of March 31, 2011, the Company believed that all unrealized losses are not other-than-temporary based on market conditions and the volatility of investments being held.  During the 4th quarter of the year ended December 31, 2010, the Company made the determination that two of the investments had unrealized losses that were other-than-temporary and realized the losses.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

An investment in the publically-traded common stock of Clean Coal Technologies, Inc. had a cost of $300,000 and a fair market value of $423 as of December 31, 2010.  This investment has been in a loss position for over twelve months.  During the 4th quarter ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  During the year ended December 31, 2010, a total of $299,577 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

An investment in the publically-traded common stock of American International Industries, Inc. had a cost of $974,100.  This investment has been in a loss position for over twelve months.  During the 4th quarter ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  During the year ended December 31, 2010, a total of $852,338 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

In total, during the 4th quarter ended December 31, 2010, $1,151,915 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

As of March 31, 2011:
The Company held fifteen investments in publically-traded common stock in various corporations with an aggregate cost of $99,860 ($1,251,775 before recognition of other than temporary losses as noted above) and a fair market value, based on published market prices, of $141,857.  The accumulated unrealized gains on these securities is $42,420 and is shown as accumulated other comprehensive gain on these financial statements as of March 31, 2011.  Of these investments, five were in loss positions for a total aggregate unrealized loss of $15,380 and two had been in a loss position for more than twelve months.  The investments that had been in a loss position for more than twelve months had a cost of $98,812 and a fair market value of $85,701 as of March 31, 2011.

During the three months ended March 31, 2011, investments with a cost of $24,225 were sold for $28,116 producing a realized gain of $3,891.

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

	The Three Months Ended
	March 31,
	2011	2010
Revenue
Insurance services	$-	$85,184
Brokerage services	4,368,904	3,424,606
	4,368,904	3,509,790
Expenses
Insurance services	-	78,367
Brokerage services	3,730,919	3,455,507
Corporate	288,963	103,347
	4,019,882	3,637,221

Net income (loss)	$349,022	$(127,431)

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

Note 14 – Restatement of Financial Statements
The Company concluded that the consolidated financial statements for the year ended December 31, 2010 and the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 should be restated because it failed to recognize some of the unrealized losses on marketable securities to be other than temporary as of December 31, 2010.  Originally, the marketable securities in question were recorded on the balance sheet at market value and the unrealized losses associated with the securities were recorded as other comprehensive losses in the stockholders’ equity section as temporary changes in market value.  The changes in the unrealized losses during the period were also recorded in other comprehensive losses on the statement of operations.  This restatement deems some of the losses as other than temporary and moves $1,151,915 from unrealized to realized in the statement of operations in the year ended December 31, 2010.  The marketable securities are still recorded at fair market value on the balance sheet.

In the three months ended March 31, 2011, part of an investment that had an unrealized loss recognized in 2010 was sold.  Originally, the sale was recorded in the three months ended March 31, 2011 with a cost of $200,000 for a realized loss of $171,884.  Because the December 31, 2010 amount were restated and part of that loss was realized in 2010 when the investment’s decline was deemed to be other than temporary, the security now has a basis of only $24,225 and the transaction results in a realized gain of $3,891 on these financial statements.  See Note 5 for further details.

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet as of March 31, 2011 and our consolidated statement of operations for the three months ended March 31, 2011:

Consolidated Balance Sheet	As of March 31, 2011
	As Restated	As Previously Filed

Stockholder’s Equity section of the balance sheet:
Other comprehensive loss	$42,420	$(933,720)
Retained Earnings	(15,775,852)	(14,799,712)
TOTAL SHAREHOLDERS’ EQUITY	2,651,122	2,651,122

Consolidated Statement of Operations	For the Three Months Ended March 31, 2011
	As Restated	As Previously Filed

Net operating income (loss)	$341,303	$341,303
Realized loss on investments	3,891	(171,884)
Total other income (expense)	7,719	(168,056)
Net income (loss)	349,022	173,247
Total other comprehensive income(loss)	(28,418)	147,357
Net Comprehensive income (loss)	320,604	320,604

Net income (loss) per share – basic and diluted	$0.02	0.01

Note 15 - Subsequent Events
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

Other income and (expense)

	Three Months Ended
	March 31,		Increase/(Decrease)
	2011	2010	$	%
Consolidated
Interest income	$8,698	$3,384	$5,314	157%
Interest (expense)	(4,795)	(5,535)	(740)	(13%)
Gain on sale of investments	3,891	-	3,891	-
Other income (expense)	(75)	7,811	(7,886)	-

Other income and expense consists of interest earned and expenses. We experienced a 157% decline in interest income as a direct result of increased cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

During the three months ended March 31, 2011, investments with a cost of $24,225 were sold for $28,116 producing a realized gain of $3,891.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Joseph Mangiapane, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are not effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. We were unable to accurately account for other-than-temporary impairments related to our marketable securities, which caused us to restate our financial statements for the quarter ended March 31, 2011. Management evaluated the impact of our inability to accurately account for other-than-temporary impairments on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to accurately account for other-than-temporary impairments represented a material weakness.

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

Date: March 14, 2012