Form 10-Q/A
period 2011-06-30
RUBICON FINANCIAL INC
filed 2012-03-15
CIK 1103977

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

EXPLANATORY NOTE

Rubicon Financial Incorporated is filing this Amendment No. 1 to Form 10-Q (the “Amendment”) to amend its quarterly report for the three and six months ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011 (the “Quarterly Report”). The purpose of this Amendment is to revise the Quarterly Report to reflect a change in the unrealized losses for marketable securities, as set forth in Footnote 5 and 14 to the financial statements, discovered as a result of comments received from the United States Securities and Exchange Commission. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Quarterly Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Quarterly Report other than (i) the changes to the Registrant’s financial statements and footnotes contained in Item 1 of this Amendment, (ii) to revise Item 4T to disclose the material weakness in accounting for other-than-temporary losses related to marketable securities, (iii) revise Item 2 to include the realized gain on investments of $3,891 for the six months ended June 30, 2011, and (vi) include updated Section 302 and 906 certifications.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	Audited
Assets	RESTATED
Current assets:
Cash	$1,337,745	$1,048,729
Cash – restricted	311,817	311,775
Marketable securities	125,539	193,633
Accounts receivable	750,226	839,601
Prepaid expenses	82,643	158,194
Notes receivable	192,610	134,276
Other current assets	19,445	15,988
Total current assets	2,820,025	2,702,196
Fixed assets, net of accumulated depreciation of $237,860 and $223,329, respectively	46,025	60,557
Other assets:
Contract advances	241,056	54,838
Deposits	11,917	11,917
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,656,644	2,470,426
Total assets	$5,522,694	$5,233,179

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$478,148	$479,577
Accrued expenses	841,078	998,130
Investment obligation	487,000	487,000
Deferred revenue	56,677	191,193
Note payable, current portion	266,152	133,082
Contingent liabilities	599,350	681,359
Total current liabilities	2,728,405	2,970,341
Long term liabilities:
Note payable	85,329	42,320

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,898,023 and 14,048,023 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	14,897	14,047
Common stock owed but not issued, 250,000 and 1,000,000 shares as of June 30, 2011 and December 31, 2010, respectively	250	1,000
Additional paid in capital	18,369,344	18,259,444
Other comprehensive losses	22,809	70,838
Accumulated (deficit)	(15,698,403)	(16,124,874)
Total stockholders’ equity	2,708,960	2,220,518
Total liabilities and stockholders’ equity	$5,522,694	$5,233,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
			RESTATED

Revenue	$4,045,682	$3,526,960	$8,414,586	$7,036,750

Expenses:
Direct costs	3,094,055	3,003,513	6,534,859	5,865,904
Consulting	158,427	56,244	231,142	113,859
Professional fees	224,554	109,818	136,487	338,204
Executive compensation	167,500	139,000	309,216	230,500
General and administrative expenses	342,270	466,280	794,512	855,939
Depreciation and amortization	6,341	8,528	14,532	21,858
Total expenses	3,993,147	3,783,383	8,020,748	7,426,264

Net operating income (loss)	52,535	(256,423)	393,838	(389,514)

Other income (expense):
Interest expense	(5,178)	(3,948)	(9,973)	(9,483)
Interest income	8,840	4,890	17,538	8,274
Gain (loss) on sale of investments	-	-	3,891	-
Other income	21,252	1,287	21,177	9,098
Total other income (expense)	24,914	2,229	32,633	7,889

Net income (loss)	77,449	(254,194)	426,471	(381,625)

Other comprehensive gain (loss)	(19,611)	83,083	(48,029)	(137,303)

Total comprehensive (loss)	$57,838	$(171,111)	$378,442	$(518,928)

Weighted average number of common shares outstanding - basic and fully diluted	14,898,023	14,098,023	14,606,863	14,098,023

Net income (loss) per share - basic and fully diluted	$0.01	$(0.02)	$0.03	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	RESTATED
Cash flows from operating activities
Net (loss) income	$426,471	$(381,625)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	14,532	21,858
Shares issued for compensation and services	110,000	150,000
Gain on sale of investments	(3,891)	-
Changes in operating assets and liabilities
Accounts receivable	89,375	151,936
Prepaid expenses	75,551	45,522
Accrued interest receivable	(3,457)	(172)
Deposits and other assets	-	85,569
Accounts payable and accrued liabilities	(244,650)	(45,258)
Deferred revenue	(134,516)	-
Contract advances	(186,218)	-
Notes receivable	(58,334)	8,963
Net cash (used) by operating activities	84,863	36,793

Cash flows from investing activities
Purchase of fixed assets	-	(14,718)
Proceeds from sale of investments	28,116	18,282
Purchase of investments	-	-
Net cash (used) by investing activities	28,116	3,564

Cash flows from financing activities
Proceeds from line of credit	-	(8,478)
Payments on notes payable	(123,921)	-
Proceeds from note payable	300,000	76,500
Net cash provided by financing activities	176,079	68,022

Net (decrease) increase in cash	289,058	108,379
Cash – beginning	1,360,504	1,058,558
Cash – ending	$1,649,562	$1,166,937

Supplemental disclosure
Interest paid	$9,973	$9,483
Income taxes paid	$-	$-

Non-cash financing activities:
Shares issued for compensation and services	$110,000	$150,000
Accounts payable satisfied with stock	$-	$50,000

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

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,698,403 since inception and incurred net losses of $1,729,039 and $467,960 for the years ended December 31, 2010 and 2009.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

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

Total intangible assets as of June 30, 2011 and December 31, 2010 were $2,403,671.

NOTE 5 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of June 30, 2011, the Company believed that all unrealized losses are not other-than-temporary based on market conditions and the volatility of investments being held. During the fourth quarter of the year ended December 31, 2010, the Company made the determination that two of the investments had unrealized losses that were other-than-temporary and realized the losses. All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

An investment in the publically-traded common stock of Clean Coal Technologies, Inc. had a cost of $300,000 and a fair market value of $423 as of December 31, 2010.  This investment has been in a loss position for over twelve months.  During the 4th quarter ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  During the year ended December 31, 2010, a total of $299,577 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations .

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

As of June 30, 2011:
The Company held fifteen investments in publically-traded common stock in various corporations with an aggregate cost of $103,153 ($1,255,068 before recognition of other than temporary losses as noted above) and a fair market value, based on published market prices, of $125,539.  The accumulated unrealized gains on these securities is $22,809 and is shown as accumulated other comprehensive gain on these financial statements as of June 30, 2011.  Of these investments, five were in loss positions for a total aggregate unrealized loss of $15,247 and two had been in a loss position for more than twelve months.  The investments that had been in a loss position for more than twelve months had a cost of $98,812 and a fair market value of $89,796 as of June 30, 2011.

During the six months ended June 30, 2011, investments with a cost of $24,225 were sold for $28,116 producing a realized gain of $3,891.

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

	The Six Months Ended
	June 30,
	2011	2010
Revenue
Insurance services	$-	$125,790
Brokerage services	8,414,586	6,910,960
	8,414,586	7,036,750
Expenses
Insurance services	-	135,958
Brokerage services	7,535,854	6,829,888
Corporate	452,261	452,529
	7,988,115	7,418,375

Net income (loss)	$426,471	$(381,625)

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

In the six months ended June 30, 2011, part of an investment that had a unrealized loss recognized in 2010 was sold.  Originally, the sale was recorded in the three months ended March 31, 2011 with a cost of $200,000 for a realized loss of $171,884.  Because the December 31, 2010 amount were restated and part of that loss was realized in 2010 when the investment’s decline was deemed to be other than temporary, the security now has a basis of only $24,225 and the transaction results in a realized gain of $3,891 on these financial statements.  See Note 5 for further details.

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet as of June 30, 2011 and our consolidated statement of operations for the six months ended June 30, 2011.  There are no changes to the consolidated statement of operations for the three months ended June 30, 2011:

Consolidated Balance Sheet	As of June 30, 2011
	As Restated	As Previously Filed

Stockholder’s Equity section of the balance sheet:
Other comprehensive loss	$22,809	$(953,331)
Retained Earnings	(15,698,403)	(14,722,263)
TOTAL SHAREHOLDERS’ EQUITY	2,708,960	2,708,960

Consolidated Statement of Operations	For the Six Months Ended June 30, 2011
	As Restated	As Previously Filed

Net operating income (loss)	$393,838	$393,838
Realized loss on investments	3,891	(171,884)
Total other income (expense)	32,633	(143,142)
Net income (loss)	426,471	250,696
Total other comprehensive income(loss)	(48,029)	127,746
Net Comprehensive income (loss)	378,442	378,442

Net income (loss) per share – basic and diluted	$0.03	0.02

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

Other income and (expense)

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Consolidated
Interest income	$8,840	$4,890	81%	$17,538	$8,274	120%
Interest (expense)	(5,178)	(3,948)	31%	(9,973)	(9,483)	5%
Gain on sale of investments	-	-	-	3,891	-	-
Other income	21,252	1,287	-	21,177	9,098	-

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

During the six months ended June 30, 2011, investments with a cost of $24,225 were sold for $28,116 producing a realized gain of $3,891.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Joseph Mangiapane, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  We were unable to accurately account for other-than-temporary impairments related to our marketable securities, which caused us to restate our financial statements for the quarter ended June 30, 2011. Management evaluated the impact of our inability to accurately account for other-than-temporary impairments on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to accurately account for other-than-temporary impairments represented a material weakness.

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