Form 10-Q/A
period 2011-09-30
RUBICON FINANCIAL INC
filed 2012-03-15
CIK 1103977

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

EXPLANATORY NOTE

Rubicon Financial Incorporated is filing this Amendment No. 1 to Form 10-Q (the “Amendment”) to amend its quarterly report for the three and nine months ended September 30, 2011, as filed with the Securities and Exchange Commission on November 18, 2011 (the “Quarterly Report”). The purpose of this Amendment is to revise the Quarterly Report to reflect a change in the unrealized losses for marketable securities, as set forth in Footnote 5 and 14 to the financial statements, discovered as a result of comments received from the United States Securities and Exchange Commission. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Quarterly Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Quarterly Report other than (i) the changes to the Registrant’s financial statements and footnotes contained in Item 1 of this Amendment, (ii) to revise Item 4T to disclose the material weakness in accounting for other-than-temporary losses related to marketable securities, (iii) revise Item 2 to include the $46,869 realized loss on investments for the three and nine months ended September 30, 2011 and the realized gain on investments of $3,891 for the nine months ended September 30, 2011, and (vi) include updated Section 302 and 906 certifications.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	Audited
Assets	RESTATED
Current assets:
Cash	$1,344,555	$1,048,729
Cash – restricted	311,817	311,775
Marketable securities	133,340	193,633
Accounts receivable	577,555	839,601
Prepaid expenses	38,899	158,194
Notes receivable	60,871	134,276
Other current assets	-	15,988
Total current assets	2,467,037	2,702,196
Fixed assets, net of accumulated depreciation of $244,201 and $223,329, respectively	39,684	60,557
Other assets:
Contract advances	209,806	54,838
Deposits	11,917	11,917
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,625,394	2,470,426
Total assets	$5,132,115	$5,233,179

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$498,906	$479,577
Accrued expenses	889,391	998,130
Investment obligation	487,000	487,000
Deferred revenue	7,553	191,193
Note payable, current portion	266,715	133,082
Contingent liabilities	459,350	681,359
Total current liabilities	2,608,915	2,970,341
Long term liabilities:
Note payable	68,448	42,320

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,714,023 and 14,048,023 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	14,714	14,047
Common stock owed but not issued, 250,000 and 1,000,000 shares as of September 30, 2011 and December 31, 2010, respectively	250	1,000
Additional paid in capital	18,353,115	18,259,444
Other comprehensive losses	81,395	70,838
Accumulated (deficit)	(15,994,785)	(16,124,874)
Total stockholders’ equity	2,454,752	2,220,518
Total liabilities and stockholders’ equity	$5,132,115	$5,233,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	RESTATED		RESTATED
Revenue	$3,494,991	$3,472,529	$11,909,577	$10,383,489
Expenses:
Direct costs	2,980,254	2,970,267	9,515,113	8,802,594
Consulting	70,581	196,850	301,723	297,950
Professional fees	6,466	269,639	142,953	607,843
Executive compensation	156,000	159,000	465,216	367,000
General and administrative expenses	420,635	(21,410)	1,215,147	763,982
Depreciation and amortization	6,341	10,339	20,873	31,868
Total expenses	3,640,277	3,584,685	11,661,025	10,871,237
Net operating income (loss)	(145,286)	(112,156)	248,552	(487,748)

Other income (expense):
Interest expense	(4,770)	(4,406)	(14,743)	(12,767)
Interest income	5,876	4,787	23,414	13,061
Realized loss on investments	(46,869)	-	(46,869)	-
Realized gain (loss) on sale of investments	-	-	3,891	-
Loss on uncollectable note receivable	(118,500)	-	(118,500)	-
Gain on disposition of subsidiary	-	156,554	-	156,554
Other income	13,167	5,634	34,344	14,732
Total other income (expense)	(151,096)	162,569	(118,463)	171,580
Net income (loss) from continued operations	(296,382)	50,413	130,089	(316,168)

Net income (loss) from discontinued operations	-	(29,237)	-	(44,281)
Net income (loss)	(296,382)	21,176	130,089	(360,449)

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	11,717	(102,834)	(36,312)	(240,137)
Adjustment to record other than temporary losses	46,869	-	46,869	-
Other comprehensive income (loss)	58,586	(102,834)	10,557	(240,137)
Total comprehensive income (loss)	$(237,796)	$(81,658)	$140,646	$(600,586)

Weighted average number of common shares outstanding
- basic	14,852,023	15,097,480	14,689,481	14,585,019
- fully diluted	N/A	15,873,796	N/A	N/A

Net income (loss) from continuing operations per share
- basic	$(0.02)	$0.00	$0.01	$(0.02)
- fully diluted	N/A	$0.00	N/A	N/A
Net income (loss) from discontinued operations
- basic	N/A	(0.00)	N/A	(0.00)
- fully diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	RESTATED
Cash flows from operating activities
Net (loss) income from continuing operations	$130,089	$(316,168)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Net loss from discontinued operations	-	(44,281)
Depreciation expense	20,873	32,262
Shares and options issued for services	110,000	150,000
Realized loss on investments	46,869	-
Realized (gain) loss on sale of investments	(3,891)	-
Loss on uncollectible note receivable	118,500	-
Gain on disposal of assets	-	(156,554)
Changes in operating assets and liabilities
Accounts receivable	262,046	(207,755)
Prepaid expenses	119,295	91,805
Accrued interest receivable	12,815	(1,901)
Deposits and other assets	-	146,523
Accounts payable and accrued liabilities	(311,663)	145,505
Deferred revenue	(183,640)	-
Contract advances	(154,968)	-
Notes receivable	(58,334)	-
Net cash (used) by operating activities	107,991	(160,564)

Cash flows from investing activities
Purchase of fixed assets	-	(14,237)
Proceeds from sale of investments	28,116	42,226
Net cash (used) by investing activities	28,116	27,989

Cash flows from financing activities
Proceeds from line of credit	-	(16,501)
Payments on notes payable	(140,239)	-
Proceeds from note payable	300,000	76,500
Net cash provided by financing activities	159,761	59,999

Net (decrease) increase in cash	295,868	(72,576)
Cash – beginning	1,360,504	1,058,555
Cash – ending	$1,656,372	$985,982

Supplemental disclosure
Interest paid	$14,743	$14,108
Income taxes paid	$-	$-

Non-cash financing activities:
Shares issued for compensation and services	$110,000	$150,000
Accounts payable satisfied with stock	$-	$50,000

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

NOTE 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,994,785 since inception and incurred net losses of $ 1,729,039 and $467,960 for the years ended December 31, 2010 and 2009.  As of September 30, 2011, the Company has a negative working capital of $141,878.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

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

NOTE 5 - Marketable Securities

The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. During the three months ended September 30, 2011, the Company determined that unrealized losses in the amount of $46,869 were other-than-temporary based on market conditions and the volatility of investments being held.  Those losses were moved from unrealized to realized.  During the 4th quarter of the year ended December 31, 2010, the Company made the determination that two of the investments had unrealized losses that were other-than-temporary and realized the losses.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

An investment in the publically-traded common stock of Clean Coal Technologies, Inc. had a cost of $300,000 and a fair market value of $423 as of December 31, 2010.  This investment has been in a loss position for over twelve months.  During the quarter ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  During the year ended December 31, 2010, a total of $299,577 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.  During the nine months ended September 30, 2011, an additional $423 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

An investment in the publically-traded common stock of American International Industries, Inc. had a cost of $974,100.  This investment has been in a loss position for over twelve months.  During the quarter ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  During the year ended December 31, 2010, a total of $852,338 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.  During the quarter ended September 30, 2011, the Company made the determination that this unrealized loss was other-then-temporary and should be realized.  During the nine months ended September 30, 2011, an additional $46,446 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

In total, during the quarter ended December 31, 2010 and the nine months ended September 30, 2011, $1,151,915 and $46,869, respectively, was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

As of September 30, 2011:
The Company held fifteen investments in publically-traded common stock in various corporations with an aggregate cost of $51,945 ($1,250,729 before recognition of other than temporary losses as noted above) and a fair market value, based on published market prices, of $133,340.  The accumulated unrealized gains on these securities is $81,395 and is shown as accumulated other comprehensive gain on these financial statements as of September 30, 2011.  Of these investments, two were in loss positions for a total aggregate unrealized loss of $4,982 and none had been in a loss position for more than twelve months.

During the nine months ended September 30, 2011, investments with a cost of $24,225 were sold for $28,116 producing a realized gain of $3,891.

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

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009.   The loan was not repaid and subsequently the Company took legal action against Mr. Riviello and won an initial settlement claim in excess of $100,000.  As of September 30 , 2011, the Company has not been able to collect on the principal balance and the balance remains $100,000.  Accrued interest earned on this note was $18,500 as of June 30, 2011 and $15,500 as of December 31, 2010.  During the quarter ended September 30, 2011, The Company determined that the settlement agreement’s collection was in doubt and took a bad debt write-off of the full $118,500.  The balance receivable on this note is shown as $0 as of September 30, 2011.

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

	The Nine Months Ended
	September 30,
	2011	2010
Revenue
Insurance services	$-	$145,226
Brokerage services	11,909,577	10,383,489
	11,909,577	10,528,715
Expenses
Insurance services	-	184,631
Mortgage services	-	4,876
Brokerage services	11,079,365	10,304,508
Corporate	700,123	395,149
	11,779,488	10,889,164

Net income (loss)	$130,089	$(360,449)

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

NOTE 14 – Restatement of Financial Statements

The Company concluded that the consolidated financial statements for the year ended December 31, 2010 and the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011 should be restated because it failed to recognize some of the unrealized losses on marketable securities to be other than temporary as of December 31, 2010.  Originally, the marketable securities in question were recorded on the balance sheet at market value and the unrealized losses associated with the securities were recorded as other comprehensive losses in the stockholders’ equity section as temporary changes in market value.  The changes in the unrealized losses during the period were also recorded in other comprehensive losses on the statement of operations.  During the third quarter ended September 30, 2011, the losses were recognized as being other than temporary and realized.  This restatement deems some of the losses as other than temporary and moves $1,151,915 from unrealized to realized in the statement of operations in the year ended December 31, 2010.  Since the above amounts were moved from unrealized to realized on the restatement of the December 31, 2010 period, the amount moved from unrealized to realized on the original three months ended September 30, 2011 needed to be reversed and changed.  The marketable securities are still recorded at fair market value on the balance sheet for all dates discussed.

In the nine months ended September 30, 2011, part of an investment that had a unrealized loss recognized in 2010 was sold.  Originally, the sale was recorded in the three months ended March 31, 2011 with a cost of $200,000 for a realized loss of $171,884.  Because the December 31, 2010 amount were restated and part of that loss was realized in 2010 when the investment’s decline was deemed to be other than temporary, the security now has a basis of only $24,225 and the transaction results in a realized gain of $3,891 on these financial statements.  See Note 5 for further details.

The following tables set forth the effects of the restatement on certain line items within our consolidated balance sheet as of September 30, 2011 and our consolidated statement of operations for the three and nine months ended September 30, 2011:

Consolidated Balance Sheet – No change from original	As of September 30, 2011
	As Restated	As Previously Filed

Stockholder’s Equity section of the balance sheet:
Other comprehensive loss	$81,395	$81,395
Retained Earnings	(15,994,785)	(15,994,785)
TOTAL SHAREHOLDERS’ EQUITY	2,454,752	2,454,752

Consolidated Statement of Operations	For the three Months Ended September 30, 2011
	As Restated	As Previously Filed

Net operating income (loss)	$(145,286)	$(145,286)
Realized loss on investments	(46,869)	(1,023,009)
Net income (loss)	(296,382)	(1,272,522)
Total other comprehensive income(loss)	58,586	1,034,726
Net Comprehensive income (loss)	(237,796)	(237,796)

Net income (loss) per share – basic and diluted	$(0.02)	(0.09)

Consolidated Statement of Operations	For the Nine Months Ended September 30, 2011
	As Restated	As Previously Filed

Net operating income (loss)	$248,552	$248,552
Realized loss on investments	(46,869)	(1,023,009)
Realized gain (loss) on sale of investment	3,891	(171,884)
Net income (loss)	130,089	(1,021,826)
Total other comprehensive income(loss)	10,557	1,162,472
Net Comprehensive income (loss)	140,646	140,646

Net income (loss) per share – basic and diluted	$0.01	(0.07)

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

Other income and (expense)

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Consolidated
Interest income	$5,876	$4,787	23%	$23,414	$13,061	79%
Interest (expense)	(4,770)	(4,406)	8%	(14,743)	(12,767)	15%
Realized loss on investments	(46,869)	-	-	(46,869)	-	-
Realized gain (loss) on sale of investments	-	-	-	3,891	-	-
Loss on uncollectable note receivable	(118,500)	-	-	(118,500)	-	-
Gain on disposition of subsidiary	-	156,554	-	-	156,554	-
Other income (expense)	13,167	5,634	134%	34,444	14,732	133%

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

The Company held fifteen investments in publically-traded common stock in various corporations with an aggregate cost of $51,945 ($1,250,729 before recognition of other than temporary losses as noted above) and a fair market value, based on published market prices, of $133,340.  The accumulated unrealized gains on these securities is $81,395 and is shown as accumulated other comprehensive gain on these financial statements as of September 30, 2011.  Of these investments, two were in loss positions for a total aggregate unrealized loss of $4,982 and none had been in a loss position for more than twelve months.

During the nine months ended September 30, 2011, investments with a cost of $24,225 were sold for $28,116 producing realized gain of $3,891.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Joseph Mangiapane, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  We were unable to accurately account for other-than-temporary impairments related to our marketable securities, which caused us to restate our financial statements for the quarter ended September 30, 2011. Management evaluated the impact of our inability to accurately account for other-than-temporary impairments on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to accurately account for other-than-temporary impairments represented a material weakness.

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