Form 10-K
period 2011-12-31
RUBICON FINANCIAL INC
filed 2012-03-29
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Registrant’s telephone number, including area code (888) 668-9567

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,450,693.30 based on a share value of $0.30.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 14,989,023 shares of common stock, $0.001 par value, outstanding on March 21, 2012.

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

In this form 10-K references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to Rubicon Financial Incorporated and its wholly owned operating subsidiary, Newport Coast Securities, Inc.

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

Our executive office is located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our telephone number is (888) 668-9567 and our website address is www.rubiconfinancial.com. The information on our website is for information purposes only and is not incorporated by reference into this report.

Business Development

We were originally incorporated in Delaware on April 28, 1986 under the name Art World Industries, Inc. On August 6, 2002, we changed our name to ISSG, Inc. In addition, on March 9, 2004, we completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation, a New York Corporation, which was re-domiciled in Nevada on May 18, 2007. Further, on June 2, 2005, we completed a merger with Rub Investments Ltd., (“Rub”) a company reporting under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Following the merger with Rub, in accordance with Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we were the successor issuer to Rub for reporting purposes under the Exchange Act. On September 6, 2006, we changed our name to Rubicon Financial Incorporated. Lastly, on August 22, 2011 we entered into an Agreement and Plan of Merger and Reincorporation with Rubicon Financial Incorporated, a newly-formed Nevada corporation (“Rubicon NV”), in order to change our domicile from Delaware to Nevada. Pursuant to the terms of the Agreement and Plan of Merger and Reincorporation, we merged with and into Rubicon NV, making Rubicon NV the surviving corporation. The merger for reincorporation was completed on August 29, 2011.

OUR BUSINESS

Overview

We have established our headquarters in Orange County, California to capitalize on what our management believes to be a large and affluent demographic base for our services. All of our revenue generating operations are currently conducted through Newport Coast Securities, Inc., a FINRA/SEC registered broker dealer (“NCS”). The types of financial services we offer through NCS as follows: insurance; investment banking services for small to mid-sized companies; securities market making; investment management and financial planning; and retail and institutional brokerage services.

Newport Coast Securities, Inc.

NCS has been registered as a securities broker-dealer with the SEC for over a quarter of a century and has been located in the Orange County, California area since 1985.

Since mid-2008, we have expended tremendous time and resources into transforming NCS into a full service broker-dealer that provides retail and institutional securities services as well as investment banking, trading, market-making, brokerage, investment advisory and financial planning, and insurance services.  NCS is a $100,000 broker/dealer with approximately 150 registered representatives in 44 branch offices producing in excess of $15.3 million in revenues for the year ended December 31, 2011.

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
•                        Retirement Plan AdvisoryServices
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

We conduct an internal risk analysis to identify strengths, weaknesses, opportunities, and threats and implement policies and procedures relevant to protecting our investment while promoting our growth.  The policies and procedures are also intended to mitigate any weaknesses identified and monitor any threats on an on-going basis.  We will ensure checks and balances are in place to analyze external conditions that could affect operations such as event risk, interest rate changes, credit and liquidity concerns, execution risk, new product implementation, and vendor quality.  The risk management process will be effectively enhanced by asking questions, soliciting additional advice, observing, analyzing and talking with the competition and learning from their mistakes and assessing industry-wide business practices.  We intend to have our management personnel meet on a regular basis to assess the findings of such analysis and make modifications to our processes as necessary.

In addition to the ordinary risks inherent in our business, we will attempt to prepare for those extraordinary risks that can unexpectedly arise.  We intend to review and evaluate our critical operations and infrastructure and seek to promptly identify and address deficiencies.  We will also assess additional areas of extraordinary risk, such as potential conflicts of interest and exposure to fraud, through comprehensive polling of our employees.  We will attempt to identify and remedy any areas of potential conflicts of interest between our clients and us.

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

At December 31, 2011, NCS had net capital of $701,303 which was $601,303 in excess of its required net capital of $100,000.

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

Regulation

Securities

NCS is subject to complex and extensive regulation of most aspects of its business by Federal and State regulatory agencies, self-regulatory agencies, securities exchanges and by foreign governmental agencies, regulatory bodies and securities exchanges.  The regulatory framework of the securities industry is designed primarily to safeguard the integrity of the capital markets and protect customers, not creditors or shareholders.  The laws, rules, and regulations comprising such regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules, and regulations.  The effect of any such changes cannot be predicted and may direct the manner of operation and profitability of our company.

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

We incurred significant losses from continued operations for each of the years ended December 31, 2011 and 2010, respectively. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through December 31, 2012, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2011 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates and to seek additional capital through future equity private placements or debt facilities.

We may need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity will be sufficient enough to fund our operations in the ordinary course of business through fiscal 2012. However, if we experience extraordinary expenses or other events beyond our control, we may need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

As a financial services holding company, we are dependent on financing from the sale of our securities and funds from our operating subsidiary.

We are a holding company that is a separate and distinct legal entity from our broker-dealer subsidiary. We therefore depend on dividends, distributions and other payments from our operating subsidiary and borrowings and will depend in large part on financing from the sale of our securities to fund payments on our obligations, including debt obligations. Our broker-dealer subsidiary is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from this subsidiary to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

As a financial service company, our success depends, in part, on our ability to adapt our products and services to evolving industry standards.

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

Misconduct could include:
·	binding us to transactions that exceed authorized limits;
·	hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;
·	improperly using or disclosing confidential information;
·	recommending transactions that are not suitable or in the client’s best interests;
·	engaging in fraudulent or otherwise improper activity;
·	engaging in unauthorized or excessive trading to the detriment of customers; or
·	otherwise not complying with laws or our control procedures.

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

In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to occur, such as conditions in the global financial markets and global economy that prevailed from 2008 through 2011.

Our business could be adversely affected by a breakdown in the financial markets.

As a securities broker-dealer, the business of NCS is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations are likely to be adversely affected.

Our revenues may decline in adverse market or economic conditions.

Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide services. Our investment banking revenues, in the form of financial advisory, placement agent and other fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. We must review customer relationships for impairment whenever events or circumstances indicate that impairment may be present, which may result in a material, non-cash write down of customer relationships. A significant decrease in revenues or cash flows derived from acquired customer relationships could result in a material, non-cash write-down of customer relationships. Such impairment would have a material adverse impact on our results of operations and stockholders' equity.

Market fluctuations and volatility may reduce our revenues and profitability.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market.

Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. We act as a market maker in publicly traded common stocks. In market making transactions, we undertake the risk of price changes or being unable to resell the common stock it holds or being unable to purchase the common stock it has sold. These risks are heightened by the illiquidity of many of the common stocks we trade and/or make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stocks held for trading purposes. During periods of declining volume and revenue, our profitability would be adversely affected. Declines in market values of common stocks and the failure of issuers and third parties to perform their obligations can result in illiquid markets.

We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, a downturn in those markets could result in losses from a decline in the value of such long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions in any of those markets, an upturn could expose it to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

We may, from time to time, have a trading strategy consisting of holding a long position in one asset and a short position in another from which we expect to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we have not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

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

Our investment advisory clients generally may terminate their contracts at any time. These clients can terminate their relationship, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services recommended or sold to such clients relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our results of operations.

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

Our clearing brokers extend credit to our clients and we are liable if the clients do not pay.

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

We rely on clearing brokers and unilateral termination of the agreements with these clearing brokers could disrupt our business.

NCS is an introducing brokerage firm, using third party clearing brokers to process its securities transactions and maintain customer accounts. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, we are exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance that if there were a unilateral termination of a clearing agreement that we would be able to find an alternative clearing firm on acceptable terms to it or at all.

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

Risks Relating To Our Common Stock

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is quoted on the OTCQB. Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on December, 2011, the average daily trading volume was estimated to be approximately 13,757 shares per day and on a majority of days there was no trading activity. During such 30-day period the closing price of the common stock ranged from a high of $0.18 to a low of $0.09. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

Our Articles of Incorporation authorizes the Board of Directors to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

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

Rubicon Financial Incorporated v. Grant Bettingen

In July of 2009, we filed first amended complaint in the Superior Court of the State of California, for the County of Orange – Central Justice Center (Case Number 30-2009-00124138-CU-BC-CJC), against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for:

1.	Breach of Contract;
2.	Fraud;
3.	Declaratory Relief;
4.	Breach of Covenant of Good Faith and Fair Dealing; and
5.	Unjust Enrichment.

These claims arise from the June 2008 merger between us and Grant Bettingen, Inc. (now known as Newport Coast Securities, Inc.). On or about August 10, 2009, we were served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen (collectively the “Bettingens”)(Case Number 30-2009-00290794) stemming from the same transaction and alleging 30 causes of action. These two cases were consolidated. On July 29, 2010, our demurrer to the second amended cross-complaint filed by the Bettingens was sustained without leave to amend. The Court’s ruling effectively dismissed the Bettingens second amended cross-complaint and the causes of action resulting therefrom. The Bettingens appealed the Court’s ruling on the demurrer.

In addition, on October 14, 2010, our motion for attorney’s fees and costs against the Bettingens was granted and we were awarded attorneys’ fees in the sum of $337,634.00, and costs in the sum of $18,235.50. The Bettingens appealed the Court’s ruling on the motion for attorney’s fees.

Appeal Decisions

On December 27, 2011, we received the appeal opinions from the Court of Appeal of the State of California in both of the matters discussed above.

As to the demurrer on the Bettingens second amended cross-complaint, the Court of Appeals affirmed the dismissal of 21 of the Bettingens causes of action and reversed the judgment as to nine causes of action. The reversed causes of action include (1) breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief (1st through 5th and 23d causes of action) against us and Newport Coast Securities; (2) defamation against Joseph Mangiapane, Jr. (16th cause of action); and (3) the FEHA causes of action for discrimination and retaliation in violation of the FEHA (25th and 26th causes of action) against us and Newport Coast Securities. Further, the Court affirmed the dismissal as to the individual defendants, other than Mr. Mangiapane and Ms. McPherson, included in the second amended cross-complaint.

Further, as to the award of attorney’s fees, the Court of Appeals reversed the judgment stating that due to the reversal of parts of the demurrer, the award cannot stand and must be vacated.

We believe the Bettingen claims have no merit and intends to continue to aggressively pursue this action, which remains in complex litigation court.

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

For a judgment in the total amount of $141,037.17

As of December 31, 2011, we wrote this judgment off from an accounting standpoint as uncollectable; however, we intend to continue to seek collection on this judgment.

American International Industries v. Rubicon

On December 7, 2011, we were served with a Notice of Entry of Judgment on Sister-State Judgment resulting from a purported default judgment entered against us from the District Court of Harris County, Texas 281st Judicial District on or about August 19, 2011. The default judgment was granted to American International Industries, Inc. (“AMIN”) against us in the amount of $2,030,114.40.

We dispute the validity of the default judgment, believed we had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believe there are a number of other legal issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction. Our counsel is aggressively pursuing setting aside the default judgment, or at a minimum staying any enforcement of the judgment, and pursuing possible sanctions against AMIN and its attorneys.

The default judgment arises from a suit filed by AMIN in March of 2010 alleging breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities relating to a November 2007 Stock Purchase and Investment Agreement between us and AMIN. This suit was originally dismissed by the Texas court in December of 2010, prior to the date we were required to answer. The agreement with AMIN was for an aggregate of $2,000,000 through the sale and issuance of 1,000,000 shares of our restricted common stock for $2.00 per share. Pursuant to the agreement, we issued 1,000,000 shares of restricted common stock in exchange for payment by AMIN of $1,000,000 in cash and the issuance of 200,000 shares of AMIN’s restricted common stock, valued at $5.00 per share based on the trading price of AMIN’s common stock at the time.

We believe AMIN’s claims are totally without merit and intend to vigorously defend ourselves from this malicious suit. However, we can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it will have a material adverse effect upon us.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock traded sporadically on the over-the-counter bulletin board market (OTC:BB) through February of 2011 and currently trades on the OTCQB under the symbol RBCF. Our common stock has traded infrequently on the OTC:BB and OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2011 and 2010.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
1st Quarter	$0.50	$0.25	$0.32	$0.20
2nd Quarter	$0.30	$0.20	$0.40	$0.18
3rd Quarter	$0.39	$0.30	$0.40	$0.20
4th Quarter	$0.39	$0.02	$0.40	$0.25

(b) Holders of Common Stock

As of March 21, 2012, there were approximately 459 holders of record of our Common Stock and 14,989,023 shares outstanding.  As of March 27, 2012, the closing price of our shares of common stock on the OTCQB was $0.17 per share.

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

As of December 31, 2011, the 1,000,000 options granted under this plan expired and are now available for reissuance under the plan.

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

As of December 31, 2011, we issued 1,718,750 shares of restricted stock under the 2007 stock acquisition plan.

Recent Sales of Unregistered Securities

On December 28, 2012, we authorized the award of 225,000 shares of our restricted common stock for bonuses valued at $33,750 to four of the registered representatives/consultants of our wholly owned subsidiary, NCS. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009. These shares were issued on January 17, 2012.

On December 28, 2011, we authorized the award of 50,000 shares of our restricted common stock for a bonus to one of the employees of our wholly owned subsidiary, NCS. The shares were originally to vest over a period of 3 years; however, in March of 2012, we amended the award to grant the shares immediately. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2011.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the years ended December 31, 2011 and 2010.

Revenue:

	Years Ended
	December 31,		Increase/(Decrease)
	2011	2010	$	%
Consolidated
Revenue	$15,311,941	$14,291,411	$1,020,530	7%
Operating expenses	15,283,936	15,037,531	246,405	2%
Net operating income (loss)	$28,005	$(746,120)	$774,125	104%

Our revenues increased 7% during fiscal 2011. The revenue increase for the year over year periods is the result of increases in revenues generated by NCS, primarily through the recruitment of additional registered representatives and increase in commissions from alternative investment products.

During the year ended December 31, 2011, our operating expenses increased by only 2%, which tracked closely to our increase in revenue. As a result of a substantial decrease in professional fees, we were able to generate a modest net operating income of $28,005 for 2011, as opposed to a net operating loss of $746,120 for 2010.

Revenue by Segment

	Years Ended
	December 31,		Increase/(Decrease)
	2011	2010	$	%
Revenue
Brokerage services	$15,311,941	$14,291,411	$1,020,530	7%
Insurance services (1)	-	145,226	-	-
Mortgage services	-	-	-	-
Total revenue	$15,311,941	$14,436,637	$875,304	6%

(1) RFIS was sold on September 30, 2010, therefore the period presented for 2010 is for the nine-months ended September 30, 2010.

Brokerage Services: NCS represents our cornerstone of services and contributed approximately 100% of our total revenue for 2011. Revenue for 2011 increased 7% over 2010, primarily as a result of NCS’ continued focus on alternative investment products and recruitment of additional registered representatives.

Insurance Services: We sold RFIS on September 30, 2010.

Mortgage Services: The continued economic conditions of the real estate market limited RREM’s ability to generate revenue on the sales of residential real estate and other services in 2010 and as a result of its inactivity, RREM was dissolved in June of 2010.

Selling and Administrative Expenses:

	Years Ended
	December 31,		Increase/(Decrease)
	2011	2010	$	%

Commissions and other direct costs	$12,261,299	$11,850,847	$410,452	3%
Consulting	371,944	363,853	8,091	2%
Professional fees	308,070	861,044	(552,974)	(64%)
Executive compensation	624,816	515,000	109,816	21%
General expenses	1,690,769	1,405,237	285,532	20%
Depreciation	27,038	41,550	(14,512)	(35%)
Operating expenses	$15,283,936	$15,037,531	$246,405	2%

Operating expenses only increased 2% in 2011 over the previous year ended December 31, 2010. This increase was anticipated as we incurred additional expenses for consulting, executive compensation and other general expenses; however, we drastically reduced professional fees by 64%.

Our direct costs are comprised of commissions paid to registered representatives and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will generally increase or decrease with changes in revenue.

Expenses by Segment

NCS:

	Years Ended
	December 31,		Increase/(Decrease)
	2011	2010	$	%
Brokerage services
Direct costs	$12,261,299	$11,850,847	$410,452	4%
Consulting	220,694	211,353	9,341	4%
Professional fees	57,581	455,168	(397,587)	(87%)
Executive compensation	358,016	306,000	52,016	17%
General expenses	1,559,221	1,233,270	325,951	26%
Depreciation	17,428	17,118	310	2%
Operating expenses	$14,474,239	$14,073,756	$400,483	3%

NCS’ total operating expenses increased 3% for the year ended December 31, 2011 over 2010. General expenses were increased in 2011 as a result of restructuring NCS to position the company for increased growth in the number of registered representatives, compliance, trading and operations personnel to accommodate growth of the firm.  The infrastructure costs should increase slightly during 2012 but be offset by increased revenues as additional registered representative production in this year adds to the bottom line for NCS.

RFIS:

	Years Ended
	December 31,		Increase/(Decrease)
	2011	2010(1)	$	%
Insurance services
Direct costs	$-	$38,453	$-	-
Consulting	-	16,105	-	-
Professional fees	-	-	-	-
Executive compensation	-	34,531	-	-
General expenses	-	95,048	-	-
Depreciation	-	494	-	-
Operating expenses	$-	$184,631	$-	-
(1) RFIS was sold on September 30, 2010, therefore the period presented is for the nine-months ended September 30, 2010.

RREM:

Years Ended
	December 31,		Increase/(Decrease)
	2011	2010(1)	$	%
Mortgage services
Direct costs	$-	$-	$-	-
Consulting	-	-	-	-
Professional fees	-	-	-	-
Executive compensation	-	-	-	-
General expenses	-	5,992	-	-
Depreciation	-	-	-	-
Operating expenses	$-	$5,992	$-	-
(1) RREM was dissolved in June of 2010.

Other income and (expense)

	Years Ended
	December 31,		Increase/(Decrease)
	2011	2010	$	%
Consolidated
Interest (expense)	$(18,775)	$(24,488)	$(5,713)	(23%)
Interest income	26,033	18,126	7,907	44%
Other income (expense)	29,742	64,201	(34,459)	(54%)
Loss on uncollectable note receivable	(118,500)	-	-	-
Realized gain (losses) on investments	46,869	(1,151,915)	(1,198,784)	(104%)
Gain on disposition of subsidiary	-	156,554	-	-
Legal judgment expense	2,030,114	-	-	-
Unrealized (loss) on securities	(88,108)	(266,453)	(178,345)	(67%)

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 44% increase in interest income as a direct result of our increase of cash resources held in interest bearing money market accounts. Interest expense relates to the use of corporate credit cards incurred during ordinary course of business. We expect this amount to remain unchanged throughout fiscal 2011. Trading prices in securities we hold for resale fluctuate and we had a decrease in unrealized loss on securities of 67% for 2011 over 2010.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2011 we had available cash of $1,420,189. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2012. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2011 compared to December 31, 2010.

			Increase / (Decrease)
	December 31, 2011	December 31, 2010	$	%
Current Assets	$2,512,224	$2,757,034	$(244,810)	(9%)
Current Liabilities	4,742,934	2,970,341	1,772,593	60%
Working Capital	$(2,230,710)	$(213,307)	$2,017,403	946%

The substantial increase in current liabilities and resulting substantial decrease in working capital is primarily the result of an accrued legal judgment granted to American International Industries, Inc. (“AMIN”) against us in the amount of $2,030,114.40. We dispute the validity of the default judgment, believed we had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believe there are a number of other legal issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction. Our counsel is aggressively pursuing setting aside the default judgment, or at a minimum staying any enforcement of the judgment, and pursuing possible sanctions against AMIN and its attorneys. We believe AMIN’s claims are totally without merit and intend to vigorously defend ourselves from this malicious suit. However, we can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it will have a material adverse effect upon us.

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,420,189 in un-restricted cash on hand at December 31, 2011 will be sufficient to sustain operations through fiscal 2012.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Recent Accounting Developments

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

International Financial Reporting Standards:

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

Weaver Martin & Samyn, LLC, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

To the Board of Directors
Rubicon Financial Incorporated and Subsidiaries
Newport Beach, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Rubicon Financial Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2011 and 2010, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver Martin & Samyn
Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 28, 2012

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,420,189	$1,048,729
Cash – restricted	311,817	311,775
Marketable securities	55,864	193,633
Accounts receivable	527,019	839,601
Prepaid expenses	42,390	158,194
Notes receivable, current portion	69,941	134,276
Contract advances, current portion	85,004	54,838
Interest receivable	-	15,988
Total current assets	2,512,224	2,757,034

Fixed assets, net of accumulated depreciation of $250,367 and $223,329, respectively	41,019	60,557

Other assets:
Contract advances	100,218	-
Deposits	14,607	11,917
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,518,496	2,415,588
Total assets	$5,071,739	$5,233,179

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$725,380	$479,577
Accrued expenses	805,778	998,130
Investment obligation	487,000	487,000
Deferred revenue	6,042	191,193
Line of credit	200,000	-
Note payable – current portion	67,270	133,082
Accrued legal judgment	2,030,114	-
Contingent liabilities	421,350	681,359
Total current liabilities	4,742,934	2,970,341

Long term liabilities
Note payable	51,428	42,320

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 62,500 shares issued and outstanding as of December 31, 2011 and 2010, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,714,023 and 14,048,023 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	14,714	14,047
Common stock owed but not issued, 525,000 shares and 1,000,000 as of December 31, 2011 and December 31, 2010, respectively	525	1,000
Additional paid in capital	18,394,090	18,259,444
Other comprehensive gain (loss)	29,599	70,838
Accumulated (deficit)	(18,161,614)	(16,124,874)
Total stockholders’ equity	277,377	2,220,518
Total liabilities and stockholders’ equity	$5,071,739	$5,233,179

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

Revenue	$15,311,941	$14,291,411

Expenses:
Commissions and other direct costs	12,261,299	11,850,847
Consulting	371,944	363,853
Professional fees	308,070	861,044
Executive compensation	624,816	515,000
General and administrative expenses	1,690,769	1,405,237
Depreciation	27,038	42,044
Total expenses	15,283,936	15,037,531

Net operating income (loss)	28,005	(746,120)

Other income (expense):
Interest expense	(18,775)	(24,488)
Interest income	26,033	18,126
Other income	29,742	64,201
Loss on uncollectable note receivable	(118,500)	-
Realized gain (losses) on investments	46,869	(1,151,915)
Legal judgment expense	(2,030,114)	-
Gain on disposition of subsidiary	-	156,554
Total other income (expense)	(2,064,745)	(937,522)

Net income (loss) from continued operations	$(2,036,740)	$(1,683,642)

Net income (loss) from discontinued operations	-	(45,397)

Provision for income tax	-	-

Net (loss)	$(2,036,740)	$(1,729,039)

Other comprehensive income (loss):
Adjustment to record other than temporary losses	46,869	1,151,915
Unrealized (loss) on securities	(88,108)	(266,453)
Total other comprehensive income (loss)	(41,239)	885,462

Net comprehensive loss	$(2,077,979)	$(843,577)

Weighted average number of common shares outstanding – basic and fully diluted	14,695,667	14,085,283

Net (loss) per share – basic and fully diluted	$(0.14)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Common Stock owed but not issued
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2009	62,500	$63	14,098,023	$14,097	-	$-	$18,113,350	$(814,624)	$(14,395,832)	$2,917,051

Shares authorized for services	-	-	-	-	750,000	750	149,250	-	-	150,000
Shares authorized for accounts payable	-	-	-	-	250,000	250	49,750	-	-	50,000
Shares cancelled for disposal of subsidiary	-	-	(50,000)	(50)	-	-	110,021	-	-	111,493
Other comprehensive income (loss)	-	-	-	-	-	-	-	885,462	-	885,462

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	-	-	-	(1,729,039)	(1,729,039)

Balance, December 31, 2010	62,500	$63	14,048,023	$14,047	1,000,000	$1,000	$18,259,444	$70,838	$(16,124,874)	$2,220,518

Shares issued that were owed	-	-	850,000	850	(850,000)	(850)	-	-	-	-
Shares authorized but cancelled	-	-	-	-	(150,000)	(150)	150	-	-	-
Shares authorized for services	-	-	-	-	525,000	525	150,725	-	-	151,250
Note receivable settled with return of shares	-	-	(184,000)	(183)	-	-	(16,229)	-	-	(16,412)
Other comprehensive income (loss)	-	-	-	-	-	-	-	(41,239)	-	(41,239)

Net (loss) for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(2,036,740)	(2,036,740)

Balance, December 31, 2011	62,500	$63	14,714,023	$14,714	525,000	$525	$18,394,090	$29,599	$(18,161,614)	$277,377

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Cash flows from operating activities
Net income (loss) from continued operations	$(2,036,740)	$(1,683,642)
Net income (loss) from discontinued operations	-	(45,397)
Net income (loss)	(2,036,740)	(1,729,039)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	27,038	42,044
Shares and options issued for services	151,250	150,000
Realized losses on investments	46,869	1,151,915
Loss on uncollectable notes receivable	118,500	-
Gain on disposal of subsidiary	-	(156,554)
Changes in operating assets and liabilities:
Accounts receivable	312,582	(149,608)
Prepaid expenses	115,804	(53,397)
Accrued interest receivable	(3,685)	(3,630)
Deposits and other assets	(133,074)	127,161
Accounts payable and accrued liabilities	1,825,556	628,680
Deferred revenue	(185,151)	191,193
Net cash (used) by operating activities – continued operations	238,949	198,765
Net cash (used) by operating activities – discontinued operations	-	14,472
Net cash (used) by operating activities	238,949	213,237

Cash flows from investing activities
Payments received on notes receivable	44,667	8,963
Issuance of notes receivable	(95,571)	(19,037)
Purchase of fixed assets	(7,500)	(20,388)
Proceeds on disposal of subsidiary	-	19,000
Proceeds from (purchase of) investments	47,661	48,342
Net cash (used) by investing activities – continued operations	(10,743)	36,880
Net cash (used) by investing activities – discontinued operations	-	15,000
Net cash (used) by investing activities	(10,743)	51,880

Cash flows from financing activities
Payment on line of credit	-	(100,000)
Proceeds on line of credit	200,000	-
Proceeds from notes payable	100,000	200,000
Payments on notes payable	(156,704)	(48,098)
Net cash provided by financing activities – continued operations	143,296	51,902
Net cash provided by financing activities – discontinued operations	-	(15,070)
Net cash provided by financing activities	143,296	36,832

Net (decrease) increase in cash	371,502	301,949
Cash – beginning	1,360,504	1,058,555
Cash – ending	$1,732,006	$1,360,504

Supplemental disclosures:
Interest paid	$18,775	$22,199
Income taxes paid	$-	$800
Non-cash financing activities:
Shares and options issued for services	$151,250	$150,000
Shares issued for accounts payable	$-	$50,000
Notes receivable settled with return of shares	$16,412	$-

 The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Notes to Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization
The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation (“DAC”), a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”) on September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. our wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly-owned subsidiary of the Company. The Company issued 50,000 shares of its common stock in exchange for 100% of the outstanding shares of RFIS. On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada corporation. Effective May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc. our wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary of the Company. The Company issued 1,159,000 shares of its common stock in exchange for 100% of the outstanding shares of RREM.  On June 2, 2008, the Company completed its acquisition of Newport Coast Securities, Inc. (“NCS”) (formerly Grant Bettingen, Inc.), a California corporation registered with the Financial Industry Regulatory Authority. Pursuant to an agreement and plan of merger, the Company issued 1,200,000 shares of its common stock and agreed to pay cash totaling $974,000 in exchange for 100% of the outstanding shares of NCS.  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS. On August 22, 2011 the Company entered into an Agreement and Plan of Merger and Reincorporation with Rubicon Financial Incorporated, a newly-formed Nevada corporation (“Rubicon NV”), in order to change its domicile from Delaware to Nevada. Pursuant to the terms of the Agreement and Plan of Merger and Reincorporation, the Company merged with and into Rubicon NV, making Rubicon NV the surviving corporation. The merger for reincorporation was completed on August 29, 2011

Principles of Consolidation
The financial statements as of December 31, 2011 and for the year then ended include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   The financial statements as of December 31, 2010 and for the year then ended include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiaries, Newport Coast Securities, Inc. (“NCS”), Rubicon Financial Insurance Services, Inc. (“RFIS”), and Rubicon Real Estate and Mortgages, Inc. (“RREM”).  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS.  Neither RREM or RFIS have any assets or liabilities as of December 31, 2010 and neither subsidiary has material activity on the income statement for the year ended December 31, 2010.  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiaries are collectively referred to herein as the “Company”.

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

Equipment                                                              3-5 years
Furniture                                                                 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2011 or 2010.  Depreciation expense for the year ended December 31, 2011 and 2010 was $27,038 and $41,550, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2011 and 2010.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2011 and 2010, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Advertising Costs
The Company expenses all costs of advertising as incurred. There was $30,876 and $7,484 of advertising costs included in general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  See Note 11 for further details.

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2011 and 2010 due to their short-term nature.  See Note 17 for further details.

Loss per Common Share
Net loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2011 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the convertible preferred stock and stock options on the Company’s net loss.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010, the Company had approximately $654,000 in excess of FDIC insured limits.  At December 31, 2011, the Company had approximately $769,000 in excess of FDIC insured limits.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Pronouncements
In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

International Financial Reporting Standards:

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

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,161,614 since inception and incurred net losses of $2,036,740 and $1,729,039 for the years ended December 31, 2011 and 2010.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2011, the Company maintained deposits with Penson of $250,405 and $61,412, respectively, for total restricted cash of $311,817.  As of December 31, 2010, the Company maintained deposits with Penson of $250,405 and $61,370, respectively, for total restricted cash of $311,775.

NOTE 4 – Intangible Assets – customer lists
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671.  This asset was evaluated for impairment as of December 31, 2011 and 2010 and management determined that no impairment was needed.  Total intangible assets as of December 31, 2011 and 2010 was $2,403,671.

NOTE 5 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2009, the Company believed that all unrealized losses are not other-than-temporary based on market conditions and the volatility of investments being held.  During the year ended December 31, 2010, the Company made the determination that two of the investments had unrealized losses that were other-than-temporary and realized the losses.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

An investment in the publically-traded common stock of Clean Coal Technologies, Inc. had a cost of $300,000 and a fair market value of $423 as of December 31, 2010.  This investment has been in a loss position for over twelve months.  During the year ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized. A total of $299,577 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

An investment in the publically-traded common stock of American International Industries, Inc. had a cost of $974,100. This investment has been in a loss position for over twelve months. During the year ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized. A total of $852,338 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

In total, during the year ended December 31, 2010, $1,151,915 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

As of December 31, 2011:
The Company held thirteen investments in publically-traded common stock in various corporations with an aggregate cost of $26,265 (after adjustment for other-then-temporary losses – see below) and a fair market value, based on published market prices, of $55,864. The accumulated unrealized gain on these securities is $29,599 and is shown as accumulated other comprehensive gain on these financial statements.

Of the above investments, there are eleven investments with an aggregate cost of $855 and an aggregate fair market value of $37,384. Of these investments, one was in a loss positions for a total aggregate unrealized loss of $1,074 and had been in a loss position for more than twelve months.

An investment in the publically-traded common stock of Clean Coal Technologies, Inc. had a cost of $300,000 and a fair market value of $423 as of December 31, 2010. This investment had been in a loss position for over twelve months, therefore, during the year ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized. A total of $299,577 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations. During the year ended December 31, 2011, the remaining $423 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations. As of December 31, 2011, the entire $300,000 cost had been recognized as a loss and the investment had no cost remaining.

An investment in the publically-traded common stock of American International Industries, Inc. had a cost of $974,100 and a fair market value of $121,762 as of December 31, 2010. This investment had been in a loss position for over twelve months, therefore, during the year ended December 31, 2010, the Company made the determination that this unrealized loss was other-then-temporary and should be realized. A total of $852,338 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations. During the nine months ended September 30, 2011, a portion of this investment with a remaining cost of $24,225 was sold for proceeds of 28,116 resulting in a realized gain of $3,891. As of September 30, 2011, the investment had a remaining cost of $97,537 and a fair market value of $51,091. This investment has been in a loss position for over twelve months. During the quarter ended September 30, 2011, the Company made the determination that this unrealized loss was other-then-temporary and should be realized. A total of $46,446, the difference between the cost and market value as of September 30, 2011, was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.  During the quarter ended December 31, 2011, another portion of this investment with a remaining cost of $25,681 was sold for proceeds of 15,423 resulting in a realized loss of $10,258. As of December 31, 2011, the investment had a remaining cost of $25,410 and a fair market value of $18,480 for a total unrealized loss of $6,930.

In total, during the year ended December 31, 2011, $46,869 was adjusted from unrealized to realized and the amount was moved from the other accumulated comprehensive loss on the balance sheet to the realized loss on investments on the statement of operations.

NOTE 6 – Notes receivable

Newman:

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and matured on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum.  On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The combined outstanding principal balance as of December 31, 2009 was $24,202.  Accrued interest earned on this note was $2,858 as of December 31, 2009.   During the year ended December 31, 2010, the Company and Mr. Newman reached an agreement consolidating the outstanding principal balance and accrued interest balance into a new note in the amount of $27,739.  The note bears interest of 6% and was due on December 31, 2010.  As of December 31, 2010 the note balance was $15,239 and the balance of accrued interest was $488.  In September of 2011, the note balance was $15,239 and the balance of accrued interest was $1,173 for a total amount receivable of $16,412.  In September of 2011, the Company reached a settlement with Mr. Newman for the note to be relieved with Mr. Newman returning 184,000 shares of common stock to the Company for cancellation.  As of December 31, 2011, there is no balance due on this note receivable.

Riviello:

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009.   The loan was not repaid and subsequently the Company took legal action against Mr. Riviello and won an initial settlement claim in excess of $100,000.  As of December 31, 2010, the Company, has not been able to collect on the principal balance and the balance remained $100,000.  Accrued interest earned on this note was $15,500 as of December 31, 2010 and $18,500 as of September 30, 2011.  During the quarter ended September 30, 2011, The Company determined that the settlement agreement’s collection was in doubt and took a bad debt write-off of the full $118,500.  As of December 31, 2011, there is no balance due on this note receivable.

Brown:

On December 27, 2010, Rubicon was issued a note receivable in the amount of $19,037.  The note does not bear interest and is due in monthly installments through May of 2013.  The balance of the note as of December 31, 2010 was $19,037.  During the year ended December 31, 2011, no payments were received and the balance of the note as of December 31, 2011 was $19,037.

Miscellaneous:

During the year ended December 31, 2011, Rubicon issued a total of four notes receivable in the total amount of $95,571.  $44,667 in payments were received during the year and the balance due was $50,904 as of December 31, 2011.  The notes do not bear interest and mature during 2012.

As of December 31, 2011, there is a total of $69,941 receivable.

NOTE 7 – Accounts Receivable
Amounts receivable from clearing organizations and others at December 31, 2011 consisted of the following:

Penson Financial Services	$259,857
Others	489
Wedbush Morgan Securities	266,673
$527,019

NOTE 8 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued and are shown as common stock owed but not issued.

As of December 31, 2011 and 2010, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

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

NOTE 9 – Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2010	2011
Furniture	$50,443	$57,943
Equipment	197,464	197,464
Software	35,979	35,979
	283,886	291,386
Accumulated depreciation	(223,329)	(250,367)
	$60,557	$41,019

During the years ended December 31, 2011 and 2010, depreciation expense was $27,038 and $41,550, respectively.

NOTE 10 – Notes payable and Line of Credit
Notes payable consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2013.	$42,812	$75,402

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2014.	75,886	-

Promissory note to an unrelated party for $100,000, unsecured, interest of 10%, due on January 31, 2011. The note was paid off during 2011.	-	100,000
	$118,698	$175,402

As of December 31, 2010, $133,082 of the notes payable is short-term and $42,320 is long-term.  As of December 31, 2011 $67,270 of the notes payable is short-term and $51,428 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000.  The line is collateralized by Rubicon’s deposits at the bank.  The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2011.  The line matures on March 11, 2013.  As of December 31, 2011, Rubicon had borrowed $200,000 on the line.

Interest expense for the year ended December 31, 2011 and 2010 was $18,775 and $24,488 respectively.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2011 and 2010.

The Company’s operations for the year ended December 31, 2011 and 2010 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2011 and 2010, the Company has net operating loss carry-forwards which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.   The provision for income taxes consists of the following:

	As of December 31,
	2011	2010
Benefits of deferred tax assets	$533,045	$286,817
Change in valuation allowance	(533,045)	(286,817)
Provision for income tax	$-	$-

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

Below is a summary of deferred tax asset calculations as of December 31, 2011 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34%
Net operating loss	$13,027,275	$4,429,274
Unrealized losses	629,991	214,197
		4,643,470
Valuation allowance		(4,643,470)
Deferred tax asset		$-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2011.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2011	2010
Federal and state statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)
	-	-

NOTE 12 – Stockholders’ equity

Common stock
The Company is authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, are without cumulative voting rights, and are entitled to share ratably in dividends. In the event of a liquidation, dissolution, or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of Common Stock have no preemptive rights to purchase the Company’s Common Stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.

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

2010

In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010.  As of December 31, 2010, the shares have not been issued and are shown as common stock owed but not issued.

In May of 2010, the Company authorized 250,000 shares of its common stock in satisfaction of $50,000 of accounts payable from previous years.  As of December 31, 2010, the shares have not been issued and are shown as common stock owed but not issued.

In September of 2010, the Company sold its RFIS subsidiary to an officer of the company in return for 50,000 shares of the company’s common stock held by the officer.  The shares were cancelled.  See note 8 for further details.

As of December 31, 2010, there were 62,500 preferred shares issued and outstanding, 14,048,023 common shares issued and outstanding, and 1,000,000 common shares owed but not issued.

2011

In March of 2011, 850,000 shares owed as of December 31, 2010 were issued and 150,000 were canceled.

In February of 2011, 250,000 shares were granted to a new employee as a signing bonus.  As of December 31, 2011, the shares had not been issued and are therefore shown as owed but not issued on these financial statements.  The shares were valued at market value on the day they were granted and $110,000 was expensed.

In September of 2011, 184,000 shares were surrendered to the Company and canceled in settlement of a note receivable.  See note 6 for further details.

In December of 2011, 275,000 shares were granted to employees for services rendered.  As of December 31, 2011, the shares had not been issued and are therefore shown as owed but not issued on these financial statements.  The shares were valued at market value on the day they were granted and $41,250 was expensed.  225,000 of these shares were issued in January of 2012.

As of December 31, 2011, there were 62,500 preferred shares issued and outstanding, 14,714,023 common shares issued and outstanding, and 525,000 common shares owed but not issued.

NOTE 13 – Warrants and options

Warrants

During the year ended December 31, 2009, the company issued 10,000 common stock purchase warrants to an individual as enticement for a short-term $30,000 loan.  The 10,000 warrants give the holder the right to purchase 10,000 shares of common stock of the Company for $0.30 per share.  These warrants expired on December 18, 2010.

As of December 31, 2011 and 2010, there are no outstanding warrants.

Options

On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with the chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share. The aggregate fair value of the option grant totaled $1,299,325.  Fair value of the option is based on the Black-Scholes pricing model using the following estimated assumptions: 4.70% risk free rate, 295% volatility, and an expected life of the option of 5 years.  The options expired on December 31, 2011.

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

On June 2, 2008, Rubicon granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS. The fair market value of the options based on the Black-Scholes model is $699,764 using the following assumptions:  Strike Price $1; Stock Price $1.40; Volatility 315%; Term 5 years; Dividend Yield 0%; Interest Rate 3.25%.  The Company recorded executive compensation in the amount of $699,764.  The options expire on June 2, 2013.

A summary of stock options and warrants as of December 31, 2011 and 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/10:	1,300,000	$1.33	10,000	$.30
Granted	-	-	-	-
Cancelled	(300,000)	2.45	-	-
Exercised	-	-	(10,000)	.30
Outstanding as of 01/01/11:	1,000,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 12/31/11:	500,000	$1.00	-	$-
Vested as of 12/31/11:	500,000	$1.00	-	$-

NOTE 14 – Operating Segments
Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered. Each segment operates in a distinct industry: brokerage services (NCS), mortgage and real estate services (RREM) and personal and commercial insurance services (RFIS).  RREM and RFIS are included on the statement of operations as discontinued operations for the year ended December 31, 2010 and have no activity for the year ended December 31, 2011.  Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

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

	The Years Ended
	December 31,
	2010	2011
Revenue
Insurance services*	$145,226	$-
Mortgage services*	-	-
Brokerage services	14,291,411	15,311,941
	14,436,637	15,311,941
Expenses
Insurance services*	184,631	-
Mortgage services*	5,992	-
Brokerage services	15,225,671	14,379,549
Corporate	749,382	2,969,132
	16,165,676	17,348,681

Net loss	$(1,729,039)	$(2,036,740)

* Discontinued operations.

NOTE 15 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2011 and 2010 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

American International Industries, Inc. Default Judgment:

On December 7, 2011, the Company was served with a Notice of Entry of Judgment on Sister-State Judgment resulting from a purported default judgment entered against the Company from the District Court of Harris County, Texas 281st Judicial District on or about August 19, 2011. The default judgment was granted to American International Industries, Inc. (“AMIN”) against the Company in the amount of $2,030,114.40.

The Company disputes the validity of the default judgment, believed it had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believe there are a number of other legal issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction. The Company’s counsel is aggressively pursuing setting aside the default judgment, or at a minimum staying any enforcement of the judgment, and pursuing possible sanctions against AMIN and its attorneys.

The default judgment arises from a suit filed by AMIN in March of 2010 alleging breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities relating to a November 2007 Stock Purchase and Investment Agreement between the Company and AMIN. This suit was originally dismissed by the Texas court in December of 2010, prior to the date the Company was required to answer. The agreement with AMIN was for an aggregate of $2,000,000 through the sale and issuance of 1,000,000 shares of the Company’s restricted common stock for $2.00 per share. Pursuant to the agreement, the Company issued 1,000,000 shares of restricted common stock in exchange for payment by AMIN of $1,000,000 in cash and the issuance of 200,000 shares of AMIN’s restricted common stock, valued at $5.00 per share based on the trading price of AMIN’s common stock at the time.

The Company believes AMIN’s claims are totally without merit and intends to vigorously defend itself from this malicious suit. However, the Company can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it will have a material adverse effect upon the Company.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $421,350 and $681,359 as of December 31, 2011 and 2010, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Office lease agreement

On October 21, 2009, the Company entered into a long-term lease agreement commencing January 1, 2010 and ending on June 30, 2015.  The annual lease payments due pursuant to this agreement are as follows:

Year Ending
December 31,	Amount
2012	$193,016
2013	199,310
2014	205,604
2015	104,900
Total	$702,830

Rent expense is included in general and administrative expense and totaled $164,650 and $138,069 for the years ended December 31, 2011 and 2010, respectively.

NOTE 16 – Net capital requirement
The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2011, NCS had net capital of $701,303 and was $601,303 in excess of its required net capital of $100,000.  At December 31, 2010, NCS had net capital of $722,519 and was $622,519 in excess of its required net capital of $100,000.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,360,504	$-	-	$1,360,504
Accounts receivable	-	839,601	-	839,601
Marketable securities	193,633	-	-	193,633
Notes and interest receivable	-	150,264	-	150,264
Accounts payable	-	479,577	-	479,577
Accrued expenses	-	1,679,489	-	1,679,489
Notes payable	-	175,402	-	175,402

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,732,006	$-	-	$1,732,006
Accounts receivable	-	527,019	-	527,019
Marketable securities	5,864	-	-	5,864
Notes and interest receivable	-	69,941	-	69,941
Accounts payable	-	725,380	-	725,380
Accrued expenses	-	1,298,820	-	1,298,820
Accrued legal settlement	-	2,030,114	-	2,030,114
Notes payable	-	318,698	-	318,698

NOTE 18 – Subsequent Events
The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

In January of 2012, 225,000 shares that were owed but unissued as of December 31, 2011 were issued.

In March of 2012 we amended a previous stock grant to an officer of NCS that was to vest over a period of three years and issued the 50,000 shares of common stock immediately.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Joseph Mangiapane, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are not effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. We were unable to accurately account for other-than-temporary impairments related to our marketable securities, which caused us to restate our financial statements for the year ended December 31, 2010 and the first three quarters of 2011. Management evaluated the impact of our inability to accurately account for other-than-temporary impairments on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to accurately account for other-than-temporary impairments represented a material weakness. However, management has addressed the material weakness through additional training of its accounting staff and believes the material weakness has been cured effective for the period ended December 31, 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of Rubicon’s executive officers and directors.

Name	Age	Title(s)
Joseph Mangiapane, Jr.	46	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kathleen McPherson	54	Director and Chief Executive Officer of NCS

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

Limitation of Liability of Directors

Pursuant to our Certificate of Incorporation, we have agreed to indemnify our directors to the fullest extent permitted by Nevada General Corporate Law.  Under General Nevada Corporate Law, other than in actions brought by or in the right of the corporation, such indemnification would apply if it were determined in the specific case that the proposed indemnity acted in good faith and in a manner such person reasonably believed in or not opposed to be in the best interests of the corporation and, with respect to any criminal proceeding, if such person had no reasonable cause to believe that the conduct was unlawful.  To the extent that any director has been successful on the merits or otherwise in defense of any action, suit, proceeding, as discussed herein, whether civil, criminal, administrative, or investigative, such person must be indemnified against reasonable expenses incurred by such person in connection therewith.  A Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct or a knowing violation of law by a director.  Additionally, General Nevada Corporate Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director’s breach of his duty of care.

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

In addition, on May 20, 2009, the SEC filed a civil complaint against the same seven individuals, and one additional individual, alleging violations of the antifraud, registration, and other provisions of the federal securities laws. The SEC’s civil complaint is currently on stay at the SEC’s request.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2011.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of Rubicon. Our Code of Ethics was attached to our 2008 Form 10-K as Exhibit 99.1. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. Contact Joseph Mangiapane, Jr. at 888-668-9567 to request a copy of the Code or send your request to Rubicon Financial Incorporated, Attn: Joseph Mangiapane, Jr., 18872 MacArthur Blvd., First Floor, Irvine, California  92612. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Nominating Committee

We do not have a Nominating Committee. Our board of directors performed some of the functions associated with a Nominating Committee.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2011 and 2010 for our chief executive officer and other executive officers, whom we refer to throughout this report as our named executive officers, whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Restricted Stock Awards ($)	All Other Compen- sation ($)	Total ($)

Joseph Mangiapane, Jr.	2011	$238,300	$--	$--	$--	$--	$238,300
Chief Executive Officer/President	2010	$209,000	$--	$--	$--	$--	$209,000
Principal Financial Officer

Grants of Plan-Based Awards in Fiscal 2010

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of December 31, 2011.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Joseph Mangiapane, Jr.	500,000	-	$1.00	12/31/11

Option Exercises for 2010

There were no options exercised by our named executive officers in fiscal 2011.

Executive Employment Agreements

Joseph Mangiapane, Jr.:

On January 1, 2007, Rubicon entered into an employment agreement with Joseph Mangiapane, Jr., its Chief Executive Officer.  The Employment Agreement provided for a term commencing on January 1, 2007 and expiring on December 31, 2010, with an automatic two year renewals unless otherwise terminated as described in the agreement.  The Employment Agreement was extended through December 31, 2012. Mr. Mangiapane is entitled to the following current compensation pursuant to the Employment Agreement, as extended.

•	Rubicon has agreed to pay Mr. Mangiapane a current base salary of $22,600 per month with yearly adjustments being determined by specified criteria and our board of directors.
•
Mr. Mangiapane is entitled to incentive compensation determined after the completion of the annual independent audit and based upon our net operating profits before taxes, interest, any other executive bonuses paid, depreciation and amortization (“EBITBDA”) and a cumulative scaled percentage.  The incentive compensation is limited to six times Mr. Mangiapane’s base salary.

•
As a signing bonus, Mr. Mangiapane was granted an option to purchase 500,000 shares of our common stock for $1.00 per share for a period of five (5) years, which vested and became exercisable immediately. These options expired on December 31, 2011.

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

Director Compensation

The following table sets forth compensation paid to Rubicon’s board members during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Kathleen McPherson	-	$-	-	-	$377,000	(1)	$377,000

Joseph Mangiapane, Jr.	-	-	-	-	$-	(2)	$-

(1)	Amount represents salary, bonus and commissions paid to Ms. McPherson from NCS during fiscal 2011.
(2)	Mr. Mangiapane is our sole officer, as such his compensation as an officer is disclosed above under Executive Compensation.

Directors generally receive equity compensation of 2,500 restricted shares of common stock per year of service; however, directors were not issued any shares for fiscal years 2011 and 2010. Further, directors who are not employees receive compensation of $500 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may also receive grants of options to purchase shares of Rubicon common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Rubicon’s knowledge, about the ownership of Rubicon’s common stock on March 21, 2012 relating to those persons known to beneficially own more than 5% of Rubicon’s capital stock and by Rubicon’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 14,989,023 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after March 21, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Rubicon’s common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
Joseph Mangiapane, Jr., Chief Executive Officer and Chairman(3)	2,284,222	(4)	15.2%
Kathleen McPherson, Director(3)	1,102,500	(5)	7.4%
Directors and Officers as a Group	3,386,722		22.6%

The Bettingen 1999 Trust U/D/T October 8, 1999 4100 Newport Place, STE# 630 Newport Beach, CA 92660	1,200,000		8.0%

Timothy McDermott 4100 Newport Place, Suite 630 Newport Beach, CA 92660	900,100		6.0%
Total Beneficial Owners as a group	2,100,100		14.0%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Rubicon: 18872 MacArthur Blvd., First Floor, Irvine, California 92612.
(4)	Includes 300,000 shares held by Mr. Mangiapane’s spouse and children.
(5)	Includes 25,000 shares of preferred stock that are convertible into 100,000 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 regarding outstanding options granted under the plans, warrants issued to consultants and options/shares reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	1,000,000(1)	$1.00	4,781,250

Equity compensation plans not approved by stockholders	--	--	--
Total	1,000,000	$1.00	4,781,250	(2)

(1)	The 1,000,000 options granted under our 2007 stock option plan expired on December 31, 2011.
(2)	As of December 31, 2011, 1,500,000 options were available for issuance under our 2007 stock option plan and 3,281,250 options/shares were available for issuance under our 2007 acquisition stock plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2011 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($51,524); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Kathleen McPherson

Kathleen McPherson, one of our current directors and the chief executive officer of NCS, received $377,000 in cash compensation for services performed for NCS during 2011. Our board of directors reviewed Ms. McPherson’s relationships with us and consented to the potential conflicts of interests involving Ms. McPherson.

Director Independence

Our board of directors has affirmatively determined that none of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Weaver Martin & Samyn, LLC served as our principal independent public accountants for fiscal 2011 and 2010 years. Aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by Weaver Martin & Samyn, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2011	2010

(1) Audit Fees(1)	$75,750	$82,500
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$75,750	$82,500

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

(5)           Audit Committee Policies and Procedures

Our board of directors, acting in the capacity of the Audit Committee, pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules, as outlined in the Audit Committee charter. Our board of directors then makes a determination to approve or disapprove the engagement of Weaver Martin & Samyn for the proposed services. In fiscal 2008, all fees paid to Weaver Martin & Samyn were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.1(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K	2.7(b)		09/14/07
2.1(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K	2.7(c)		01/24/08
2.1(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008			2.7(d)		03/21/08
2.2	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)(a)	Articles of Incorporation		10-KSB	12/31/05	3.1(i)(a)	04/05/06
3.1(i)(b)	Certificate of Correction of Articles of Incorporation		10-KSB	12/31/05	3.1(i)(b)	04/05/06
3.1(i)(c)	Amendment to Articles of Incorporation		10-KSB	12/31/05	3.1(i)(c)	04/05/06
3.1(i)(d)	Amendment to Certificate of Incorporation changing name from ISSG, Inc. to Rubicon Financial Incorporated		8-K		3.1(i)(d)	09/08/06
3.1(i)(g)	Amendment to Certificate of Incorporation authorizing “blank check” Preferred Stock		8-K		3.1(i)(g)	08/01/07
3.1(ii)	Bylaws		10-K	12/31/09	3.1(ii)	04/15/10
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Stock Purchase and Settlement Agreement with AIS Financial Inc. and Marc Riviello dated June 2, 2008		8-K		10.18	06/06/08
10.5	Indemnity Agreement for Kathleen McPherson		8-K		10.1	07/21/09
10.6	Indemnity Agreement for Todd Torneo		8-K		10.2	07/21/09
10.7	$100,000 Promissory Note		10-K	12/31/09	10.7	04/15/10
10.8	Subsidiary Purchase Agreement for Rubicon Financial Insurance Services, Inc. dated September 30, 2010		10-Q	09/30/10	10.8	11/15/10
10.9	Escrow Agreement for Rubicon Financial Insurance Services, Inc. sale dated September 30, 2010		10-Q	09/30/10	10.9	11/15/10
21.1	List of Subsidiaries	X
23.1	Consent of Weaver Martin & Samyn, LLC	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press release dated February 22, 2011 disclosing the Dial-A-Cup, Horizon Exterior Technology Letter of Intent		8-K		99.1	03/02/11
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

Date: March 28, 2012	By:	/s/ Joseph Mangiapane Jr.
Joseph Mangiapane Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer	March 28, 2012
and Principal Financial Officer)

/s/ Kathleen McPherson	Director	March 28, 2012
Kathleen McPherson