Form 10-Q
period 2012-03-31
RUBICON FINANCIAL INC
filed 2012-05-14
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 11, 2012, was 15,239,023, which includes 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
		Audited
Assets
Current assets:
Cash	$1,392,488	$1,420,189
Cash – restricted	311,817	311,817
Marketable securities	55,756	55,864
Accounts receivable	716,401	527,019
Prepaid expenses	24,776	42,390
Notes receivable	37,138	69,941
Other current assets	85,000	85,004
Total current assets	2,623,376	2,512,224
Fixed assets, net of accumulated depreciation of $255,105 and $250,367, respectively	36,280	41,019
Other assets:
Contract advances	78,972	100,218
Deposits	19,187	14,607
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,501,830	2,518,496
Total assets	$5,161,486	$5,071,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$680,019	$725,380
Accrued expenses	761,689	805,778
Investment obligation	487,000	487,000
Deferred revenue	4,532	6,042
Line of credit	200,000	200,000
Note payable, current portion	66,400	67,270
Accrued legal judgment	2,030,114	2,030,114
Contingent liabilities	533,350	421,350
Total current liabilities	4,763,104	4,742,934
Long term liabilities:
Note payable	35,699	51,428

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	63	63
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,989,023 and 14,714,023 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	14,989	14,714
Common stock owed but not issued, 250,000 and 525,000 shares as of March 31, 2012 and December 31, 2011, respectively	250	525
Additional paid in capital	18,394,090	18,394,090
Other comprehensive losses	30,955	29,599
Accumulated (deficit)	(18,077,664)	(18,161,614)
Total stockholders’ equity	362,683	277,377
Total liabilities and stockholders’ equity	$5,161,486	$5,071,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Revenue	$4,214,600	$4,368,904

Expenses:
Direct costs	3,164,488	3,440,804
Consulting	24,429	72,715
Professional fees	375,381	(88,067)
Executive compensation	165,250	141,716
General and administrative expenses	415,375	452,242
Depreciation	4,738	8,191
Total operating expenses	4,149,661	4,027,601

Net operating income (loss)	64,939	341,303

Other income (expense):
Interest expense	(3,844)	(4,795)
Interest income	3,190	8,698
Other income	19,665	3,816
Total other income (expense)	19,011	7,719

Net income (loss)	83,950	349,022

Other comprehensive income (loss)	1,356	(28,418)

Total comprehensive income (loss)	$85,306	$320,604

Weighted average number of common shares Outstanding – basic	14,911,825	14,303,023

Net income (loss) per share – basic	$0.01	$0.02

Weighted average number of common shares Outstanding – diluted	15,161,825	14,553,023

Net income (loss) per share – diluted	0.01	0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities	$83,950	$349,022
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	4,738	8,191
Gain on sale of investments	-	(3,891)
Stock issued for compensation	-	110,000
Changes in operating assets and liabilities
Accounts receivable	(189,380)	45,191
Prepaid expenses	17,614	56,784
Accrued interest receivable	-	(1,728)
Deposits and other assets	(4,580)	-
Accounts payable and accrued liabilities	21,035	(140,761)
Deferred revenue	(1,510)	(59,587)
Contract advances	21,250	(197,245)
Note receivable	32,803	(70,000)
Net cash (used) by operating activities	(14,080)	95,976

Cash flows from investing activities
Proceeds from sale of investments	2,979	28,116
Net cash (used) by investing activities	2,979	28,116

Cash flows from financing activities
Payments on note payable	(16,600)	(107,703)
Proceeds from note payable	-	300,000
Net cash provided by financing activities	(16,600)	192,297

Net (decrease) increase in cash	(27,701)	316,389
Cash – beginning	1,732,006	1,360,504
Cash – ending	$1,704,305	$1,676,893

Supplemental disclosure
Interest paid	$3,844	$4,795
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$-	$110,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Notes to Condensed Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization
The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation (“DAC”), a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”).  On September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. On February 1, 2007, the Company completed a merger with Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that ISSG Sub, Inc. our wholly owned subsidiary, merged with and into RFIS, with RFIS as the surviving corporation and new wholly-owned subsidiary of the Company.  On February 13, 2007, the Company formed a wholly owned subsidiary, Rubicon Securities, Inc., a Nevada corporation. On May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that DeeSound, Inc. our wholly owned subsidiary, merged with and into RREM, with RREM as the surviving corporation and new wholly owned subsidiary of the Company.   On June 2, 2008, the Company completed its acquisition of Newport Coast Securities, Inc. (“NCS”) (formerly Grant Bettingen, Inc.), a California corporation registered with the Financial Industry Regulatory Authority.  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS leaving NCS as its only subsidiary.

Principles of Consolidation
The financial statements as of December 31, 2011 and for the three months ended March 31, 2012 include those of: Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary are collectively referred to herein as the “Company”.

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

Equipment                                                              3-5 years
Furniture                                                                 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2011 or March 31, 2012.  Depreciation expense for the three months ended March 31, 2012 and 2011 was $4,738 and $8,191, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the three months ended March 31, 2012 or 2011.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of March 31, 2012 and December 31, 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the periods and therefore no allowances has been made.

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

Income Taxes
The Company follows ASC subtopic 740-10 for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2012 and December 31, 2011 due to their short-term nature.  See Note 13 for further details.

Loss per Common Share
Net loss per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the three months ended March 31, 2012 and 2011, the denominator in the diluted EPS computation is greater than the denominator for basic EPS due to 250,000 shares of common stock that could be issued if the preferred stock was converted to common.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Pronouncements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is did not have an effect on the Company’s financial position, results of operations or cash flow.

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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2011.

NOTE 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,077,664 since inception and incurred net losses of $2,036,740 and $1,729,039 for the years ended December 31, 2011 and 2010.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson”) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of March 31, 2012, the Company maintained deposits with Penson and Wedbush of $250,405 and $61,412, respectively, for total restricted cash of $311,817.  As of December 31, 2011, the Company maintained deposits with Penson and Wedbush of $250,405 and $61,412, respectively, for total restricted cash of $311,817.

NOTE 4 – Intangible Assets – customer lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671.  This asset was evaluated for impairment as of March 31, 2012 and December 31, 2011 and management determined that no impairment was needed.

Total intangible assets as of March 31, 2012 and December 31, 2011 were $2,403,671.

NOTE 5 - Marketable securities

The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. During the years ended December 31, 2010 and 2011, the Company made the determination that two of the investments had unrealized losses that were other-than-temporary and realized the losses. All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized. None of the investments have been hedged in any manner.

As of December 31, 2011:

The Company held thirteen investments in publically-traded common stock in various corporations with an aggregate cost of $26,265 (after adjustment for other-then-temporary losses – see below) and a fair market value, based on published market prices, of $55,864. The accumulated unrealized gain on these securities is $29,599 and is shown as accumulated other comprehensive gain.

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

As of March 31, 2012:

The Company held twelve investments in publically-traded common stock in various corporations with an aggregate cost of $24,801 and a fair market value, based on published market prices, of $55,756. The accumulated unrealized gain on these securities is $30,955 and is shown as accumulated other comprehensive gain on these financial statements.

Of the above investments, there are two investments in loss positions with an aggregate cost of $24,801 and an aggregate fair market value of $16,586. The accumulated unrealized loss on these two investments was $8,215.  Of these investments, both have been in a loss position for more than twelve months.  Management feels that the unrealized losses are temporary in nature and immaterial to the overall financial statements.

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

Brown:

On December 27, 2010, Rubicon was issued a note receivable in the amount of $19,037. The note does not bear interest and is due in monthly installments through May of 2013. The balance of the note as of December 31, 2010 was $19,037.  During the year ended December 31, 2011, no payments were received and the balance of the note as of December 31, 2011 was $19,037.  During the three-months ended March 31, 2012, no payments were received and the balance of the note as of March 31, 2012 was $19,037.

Miscellaneous:

During the year ended December 31, 2011, Rubicon issued a total of four notes receivable in the total amount of $95,571.  $44,667 in payments were received during the year and the balance due was $50,904 as of December 31, 2011. The notes do not bear interest and mature during 2012.  $32,803 in payments were received during the three-months ended March 31, 2012 and the balance due was $18,101 as of March 31, 2012.

As of December 31, 2011 and March 31, 2012, there is a total of $69,941 and $37,138 in notes receivable, respectively.

NOTE 7 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

In May of 2010, the Company authorized 750,000 shares of its restricted common stock to an employee and two officers for their services.  The fair value of the shares issued was $150,000, or $0.20 per share, and was expensed as of December 31, 2010 but not issued.  850,000 of the shares were issued and 150,000 shares were canceled in the three months ended March 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

NOTE 8 – Notes payable

Notes payable consist of the following at December 31, 2011 and March 31, 2012:

	December 31, 2011	March 31, 2012
Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2013.	$42,812	$34,376

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2014.	75,886	67,723

Promissory note to an unrelated party for $100,000, unsecured, interest of 10%, due on January 31, 2011. The note was paid off during 2011.	-	-
	$118,698	$102,099

As of March 31, 2012, $66,400 of the notes payable is short-term and $35,699 is long-term. As of December 31, 2011 $67,270 of the notes payable is short-term and $51,428 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000. The line is collateralized by Rubicon’s deposits at the bank. The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2011. The line matures on March 11, 2013. As of December 31, 2011 and March 31, 2012, Rubicon had borrowed $200,000 on the line.

Interest expense, related to the above, for the three-months ended March 31, 2012 and 2011 was $3,844 and $4,795, respectively.

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

Year Ended December 31, 2011

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

Three-months Ended March 31, 2012

In January of 2012, 225,000 shares of common stock that were owed but not issued at December 31, 2011 were issued.

In March of 2012, 50,000 shares of common stock that were owed but not issued at December 31, 2011 were issued.

As of March 31, 2012, there were 62,500 preferred shares issued and outstanding, 14,989,023 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 10 – Warrants and options

Warrants

As of March 31, 2012 and December 31, 2011, there are no outstanding warrants.

Options

On January 1, 2007, the Company granted options to purchase up to 500,000 shares of its common stock pursuant to its employment agreement with the chief executive officer. The holder has the right to purchased up to 500,000 shares of common stock of the Company for an aggregate purchase price of $500,000 or $1 per share.  The options expired on December 31, 2011.

On June 2, 2008, the Company granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  The options expire on June 2, 2013.

A summary of stock options and warrants as of March 31, 2012 and December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/11:	1,000,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 12/31/11:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 3/31/12:	500,000	$1.00	-	$-
Vested as of 3/31/12:	500,000	$1.00	-	$-

NOTE 11 – Operating Segments

Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered.  Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level.

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

	The Three Months Ended
	March 31,
	2012	2011
Revenue
Brokerage services	$4,214,600	$4,368,904
	4,214,600	4,368,904
Expenses
Brokerage services	3,876,626	3,730,919
Corporate	254,024	288,963
	4,130,650	4,019,882

Net income (loss)	$83,950	$349,022

NOTE 12 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction. The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2011 and March 31, 2012 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

American International Industries, Inc. Default Judgment:

On December 7, 2011, the Company was served with a Notice of Entry of Judgment on Sister-State Judgment resulting from a default judgment entered against it from the District Court of Harris County, Texas 281st Judicial District on or about August 19, 2011 the (“Default Judgment”). The Default Judgment was granted to American International Industries, Inc. (“AMIN”) against the Company in the amount of $2,030,114.40.

On May 1, 2012, the District Court of Harris County, Texas granted the Company a final summary judgment on bill of review against AMIN. The summary judgment set aside and rendered the Default Judgment without force or effect.

Further, the final summary judgment reinstated the case (Cause No. 2010-14604) styled AMIN v. Rubicon Financial Incorporated. The Company has filed a special appearance, plea to the jurisdiction and original answer to the case, which is set to be heard by the Harris County court on June 1, 2012.

AMIN’s suit alleges breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities relating to a November 2007 Stock Purchase and Investment Agreement between the Company and AMIN. The agreement with AMIN was for an aggregate of $2,000,000 through the sale and issuance of 1,000,000 shares of the Company’s restricted common stock for $2.00 per share. Pursuant to the agreement, the Company issued 1,000,000 shares of its restricted common stock in exchange for payment by AMIN of $1,000,000 in cash and the issuance of 200,000 shares of AMIN’s restricted common stock, valued at $5.00 per share based on the trading price of AMIN’s common stock at the time.

The Company believes AMIN’s claims are totally without merit and intends to vigorously defend itself from this malicious suit. However, the Company can provide no assurance as to the ultimate outcome of this matter. The Company has accrued $2,030,114 as of December 31, 2011 and March 31, 2012 for this matter, which is included in accrued legal judgment on its Consolidated Balance Sheet.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $533,350 and $421,350 as of March 31, 2012 and December 31, 2011, respectively, for these matters. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,732,006	$-	-	$1,732,006
Accounts receivable	-	527,019	-	527,019
Marketable securities	55,864	-	-	55,864
Notes and interest receivable	-	69,941	-	69,941
Accounts payable	-	725,380		725,380
Accrued expenses	-	1,298,820		1,298,820
Accrued legal settlement	-	2,030,114	-	2,030,114
Notes payable	-	318,698	-	318,698

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,704,305	$-	-	$1,704,305
Accounts receivable	-	716,401	-	716,401
Marketable securities	55,756	-	-	55,756
Notes and interest receivable	-	37,138	-	37,138
Accounts payable	-	680,019	-	680,019
Accrued expenses	-	1,253,221	-	1,253,221
Accrued legal settlement	-	2,030,114	-	2,030,114
Notes payable	-	302,099	-	302,099

Note 14 – Subsequent Events

In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2012 and 2011.

Revenue:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2012	2011	$	%
Consolidated
Revenue	$4,214,600	$4,368,904	$(154,304)	(4%)
Operating expenses	4,149,661	4,027,601	122,060	3%
Net operating income (loss)	$64,939	$341,303	$(276,364)	(81%)

Our revenues decreased 4% during the three months ended March 31, 2012 over the same period in 2011. The revenue decrease for the period is the result of decreases in revenues generated by NCS due to general seasonality and the slight reduction of registered representatives.

During the three months ended March 31, 2012, our operating expenses increased by only 3%, primarily as the result of the increase in professional fees. The substantial increase in professional fees decreased our net operating income; however, we were able to generate a modest net operating income of $64,939 for the first quarter of 2012, compared to a net operating income of $341,303 for the same quarter of 2011.

Selling and Administrative Expenses:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2012	2011	$	%

Direct costs	$3,164,488	$3,440,804	$(276,316)	(8%)
Consulting	24,429	72,715	(59,186)	(66%)
Professional fees	375,381	(88,067)	463,448	526%
Executive compensation	165,250	141,716	23,534	17%
General expenses	415,375	452,242	(36,867)	(8%)
Depreciation	4,738	8,191	(3,453)	(42%)
Operating expenses	$4,149,661	$4,027,601	$122,060	3%

Operating expenses only increased by 3% for the first quarter of 2012 compared to the same period of 2011. The substantial increase in professional fees (526%) was the result of increased arbitration and litigation expenses in the three months ended March 31, 2012. In addition, the moderate increase in executive compensation (17%) related to increased compliance matters and the costs associated therewith, however these were somewhat offset by the reduction in general expenses (8%) and drastically reduced consulting fees (66%).

Our direct costs, which decreased 8%, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Other income and (expense)

	Three Months Ended
	March 31,		Increase/(Decrease)
	2012	2011	$	%
Consolidated
Interest income	$3,190	$8,698	$(5,508)	(63%)
Interest (expense)	(3,844)	(4,795)	(951)	(20%)
Other income (expense)	19,665	3,816	15,849	415%

Other income and expense consists of interest earned and expenses. We experienced a 63% decline in interest income as a direct result of increased cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards. We expect this amount to remain unchanged throughout the remainder of the fiscal year.

During the three months ended March 31, 2012, other income increased $15,849 for the first quarter of 2012 over the same quarter of 2011 as a result of increased other miscellaneous income derived from registered representatives.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2012 we had available cash of $1,392,488. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2012 and into fiscal 2013. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2012 compared to December 31, 2011.

	March 31,	December 31,	Increase / (Decrease)
	2012	2011	$	%
Current Assets	$2,623,376	$2,512,224	$111,152	4%
Current Liabilities	4,763,104	4,742,934	20,170	-
Working Capital	$(2,139,728)	$(2,230,710)	$(90,982)	(4%)

A substantial portion of our current liabilities and resulting deficit in working capital is primarily the result of an accrued legal judgment granted to American International Industries, Inc. (“AMIN”) against us in the amount of $2,030,114.40. This judgment was set aside in May of 2012.

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,392,488 in un-restricted cash on hand at March 31, 2012 will be sufficient to sustain operations through fiscal 2012 and into fiscal 2013.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Recent Accounting Developments

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is did not have an effect on the Company’s financial position, results of operations or cash flow.

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

Item 4. Controls and Procedures.

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

As to the demurrer on the Bettingens second amended cross-complaint, the Court of Appeals affirmed the dismissal of 21 of the Bettingens causes of action and reversed the judgment as to nine causes of action. The reversed causes of action include (1) breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief (1st through 5th and 23d causes of action) against us and Newport Coast Securities; (2) defamation against Joseph Mangiapane, Jr. (16th cause of action); and (3) the FEHA causes of action for discrimination and retaliation in violation of the FEHA (25th and 26th causes of action) against us and Newport Coast Securities. Further, the Court affirmed the dismissal as to the individual defendants, other than Mr. Mangiapane, included in the second amended cross-complaint.

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

American International Industries v. Rubicon

On December 7, 2011, we were served with a Notice of Entry of Judgment on Sister-State Judgment resulting from a default judgment entered against us from the District Court of Harris County, Texas 281st Judicial District on or about August 19, 2011 the (“Default Judgment”). The Default Judgment was granted to American International Industries, Inc. (“AMIN”) against us in the amount of $2,030,114.40.

On May 1, 2012, the District Court of Harris County, Texas granted us a final summary judgment on bill of review against AMIN. The summary judgment set aside and rendered the Default Judgment without force or effect.

Further, the final summary judgment reinstated the case (Cause No. 2010-14604) styled AMIN v. Rubicon Financial Incorporated. We have filed a special appearance, plea to the jurisdiction and original answer to the case, which is set to be heard by the Harris County court on June 1, 2012.

AMIN’s suit alleges breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities relating to a November 2007 Stock Purchase and Investment Agreement between us and AMIN. The agreement with AMIN was for an aggregate of $2,000,000 through the sale and issuance of 1,000,000 shares of our restricted common stock for $2.00 per share. Pursuant to the agreement, we issued 1,000,000 shares of our restricted common stock in exchange for payment by AMIN of $1,000,000 in cash and the issuance of 200,000 shares of AMIN’s restricted common stock, valued at $5.00 per share based on the trading price of AMIN’s common stock at the time.

We believe AMIN’s claims are totally without merit and intend to vigorously defend ourselves from this malicious suit. However, we can provide no assurance as to the ultimate outcome of this matter. We have accrued $2,030,114 as of December 31, 2011 and March 31, 2012 for this matter, which is included in accrued legal judgment on our Consolidated Balance Sheet.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2011 to which reference is made herein.

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

On December 28, 2011, we authorized the award of 50,000 shares of our restricted common stock for a bonus to one of the employees of our wholly owned subsidiary, NCS. The shares were originally to vest over a period of 3 years; however, in March of 2012, we amended the award to grant the shares immediately. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009. These shares were issued in March of 2012.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

Date: May 14, 2012