Form 10-Q
period 2012-06-30
RUBICON FINANCIAL INC
filed 2012-08-14
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2012, was 15,089,023, which does not include 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$1,392,363	$1,420,189
Cash – restricted	161,802	311,817
Marketable securities	42,403	55,864
Accounts receivable	366,086	527,019
Prepaid expenses	21,981	42,390
Notes receivable	24,856	69,941
Other current assets	92,268	85,004
Total current assets	2,101,759	2,512,224

Fixed assets, net of accumulated depreciation	32,006	41,019
Other assets:
Contract advances	57,718	100,218
Deposits	11,917	14,607
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,473,306	2,518,496
Total assets	$4,607,071	$5,071,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$764,171	$725,380
Accrued expenses	479,562	805,778
Investment obligation	487,000	487,000
Deferred revenue	3,021	6,042
Line of credit	200,000	200,000
Note payable, current portion	59,519	67,270
Accrued legal judgment	-	2,030,114
Contingent liabilities	709,791	421,350
Total current liabilities	2,703,064	4,742,934
Long term liabilities:
Note payable	25,852	51,428

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,989,023 and 14,714,023 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	14,989	14,714
Common stock owed but not issued, 250,000 and 525,000 shares as of June 30, 2012 and December 31, 2011, respectively	250	525
Additional paid in capital	18,394,090	18,394,090
Other comprehensive losses	17,602	29,599
Accumulated (deficit)	(16,548,839)	(18,161,614)
Total stockholders’ equity	1,878,155	277,377
Total liabilities and stockholders’ equity	$4,607,071	$5,071,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$3,733,510	$4,045,682	$7,948,110	$8,414,586

Expenses:
Direct costs	3,027,294	3,094,055	6,191,782	6,534,859
Consulting	14,940	158,427	39,369	231,142
Professional fees	223,490	224,554	598,871	136,487
Executive compensation	194,780	167,500	360,030	309,216
General and administrative expenses	509,811	342,270	925,188	794,512
Depreciation and amortization	4,275	6,341	9,013	14,532
Total expenses	3,974,590	3,993,147	8,124,253	8,020,748

Net operating income (loss)	(241,080)	52,535	(176,143)	393,838

Other income (expense):
Interest expense	(3,565)	(5,178)	(7,409)	(9,973)
Interest income	2,228	8,840	5,418	17,538
Gain (loss) on sale of investments	(3,597)	-	47	3,891
Legal settlement income	1,762,114	-	1,762,114	-
Other income	12,725	21,252	28,748	21,177
Total other income (expense)	1,769,905	24,914	1,788,918	32,633

Net income (loss)	1,528,825	77,449	1,612,775	426,471

Other comprehensive gain (loss)	(13,353)	(19,611)	(11,997)	(48,029)

Total comprehensive income (loss)	$1,515,472	$57,838	$1,600,778	$378,442

Weighted average number of common shares outstanding - basic	14,989,023	14,898,023	14,950,424	14,606,863

Net income (loss) per share - basic	$0.10	$0.01	$0.11	$0.03

Weighted average number of common shares outstanding - diluted	15,239,023	15,148,023	15,200,424	14,856,863

Net income (loss) per share - diluted	$0.10	$0.01	$0.11	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities
Net (loss) income	$1,612,775	$426,471
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	9,013	14,532
Shares issued for compensation and services	-	110,000
Gain on sale of investments	-	(3,891)
Changes in operating assets and liabilities
Accounts receivable	160,933	89,375
Prepaid expenses	20,409	75,551
Accrued interest receivable	-	(3,457)
Deposits and other assets	(4,574)	-
Accounts payable and accrued liabilities	(2,029,096)	(244,650)
Deferred revenue	(3,021)	(134,516)
Contract advances	42,500	(186,218)
Notes receivable	45,085	(58,334)
Net cash (used) by operating activities	(145,976)	84,863

Cash flows from investing activities
Proceeds from sale of investments	1,464	28,116
Net cash (used) by investing activities	1,464	28,116

Cash flows from financing activities
Payments on notes payable	-	(123,921)
Proceeds from note payable	(33,329)	300,000
Net cash provided by financing activities	(33,329)	176,079

Net (decrease) increase in cash	(177,841)	289,058
Cash – beginning	1,732,006	1,360,504
Cash – ending	$1,554,165	$1,649,562

Supplemental disclosure
Interest paid	$7,409	$9,973
Income taxes paid	$-	$-

Non-cash financing activities:
Shares issued for compensation and services	$-	$110,000

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

Principles of Consolidation
The financial statements as of December 31, 2011 and for the six months ended June 30, 2012 include those of: Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary are collectively referred to herein as the “Company”.

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

Equipment                                3-5 years
Furniture                                   7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2011 or June 30, 2012.  Depreciation expense for the six months ended June 30, 2012 and 2011 was $9,013 and $14,532, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the six months ended June 30, 2012 or 2011.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of June 30, 2012 and December 31, 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the periods and therefore no allowances has been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2012 and December 31, 2011 due to their short-term nature.  See Note 13 for further details.

Earnings (Loss) per Common Share
Net earnings (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings (loss) by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if preferred stock, stock options and warrants were exercised into common stock. For the six months ended June 30, 2012 and 2011, the denominator in the diluted EPS computation is greater than the denominator for basic EPS due to 250,000 shares of common stock that could be issued if the preferred stock was converted to common.

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

NOTE 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,548,839 since inception and incurred net losses of $2,036,740 and $1,729,039 for the years ended December 31, 2011 and 2010.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson”) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of June 30, 2012, the Company maintained deposits with Penson and Wedbush of $100,390 and $61,412, respectively, for total restricted cash of $161,802.  As of December 31, 2011, the Company maintained deposits with Penson and Wedbush of $250,405 and $61,412, respectively, for total restricted cash of $311,817.

NOTE 4 – Intangible Assets – customer lists
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671.  This asset was evaluated for impairment as of June 30, 2012 and December 31, 2011 and management determined that no impairment was needed.

Total intangible assets as of June 30, 2012 and December 31, 2011 were $2,403,671.

NOTE 5 – Marketable securities
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

As of June 30, 2012:

The Company held twelve investments in publically-traded common stock in various corporations with an aggregate cost of $24,801 and a fair market value, based on published market prices, of $42,403. The accumulated unrealized gain on these securities is $17,602 and is shown as accumulated other comprehensive gain on these financial statements.

Of the above investments, there are two investments in loss positions with an aggregate cost of $24,801 and an aggregate fair market value of $15,154. The accumulated unrealized loss on these two investments was $9,647.  Of these investments, both have been in a loss position for more than twelve months.  Management feels that the unrealized losses are temporary in nature and immaterial to the overall financial statements.

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

Brown:

On December 27, 2010, Rubicon was issued a note receivable in the amount of $19,037. The note does not bear interest and is due in monthly installments through May of 2013. The balance of the note as of December 31, 2010 was $19,037.  During the year ended December 31, 2011, no payments were received and the balance of the note as of December 31, 2011 was $19,037.  During the six months ended June 30, 2012, no payments were received and the balance of the note as of June 30, 2012 was $19,037.

Miscellaneous:

During the year ended December 31, 2011, Rubicon issued a total of four notes receivable in the total amount of $95,571.  $44,667 in payments were received during the year and the balance due was $50,904 as of December 31, 2011. The notes do not bear interest and mature during 2012.  $47,570 in payments were received during the six months ended June 30, 2012 and the balance due was $3,334 as of June 30, 2012.

As of December 31, 2011 and June 30, 2012, there is a total of $69,941 and $24,856 in notes receivable, respectively.

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

As of June 30, 2012 and December 31, 2011, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

NOTE 8 – Notes payable
Notes payable consist of the following at December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012
Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2013.	$42,812	$25,874

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2014.	75,886	59,497

	$118,698	$85,371

As of June 30, 2012, $59,519 of the notes payable is short-term and $25,852 is long-term. As of December 31, 2011 $67,270 of the notes payable is short-term and $51,428 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000. The line is collateralized by Rubicon’s deposits at the bank. The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2011. The line matures on March 11, 2013. As of December 31, 2011 and June 30, 2012, Rubicon had borrowed $200,000 on the line.

Interest expense, related to the above, for the six months ended June 30, 2012 and 2011 was $7,409 and $9,973, respectively.

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

Six months Ended June 30, 2012

In January of 2012, 225,000 shares of common stock that were owed but not issued at December 31, 2011 were issued.

In March of 2012, 50,000 shares of common stock that were owed but not issued at December 31, 2011 were issued.

As of June 30, 2012, there were 62,500 preferred shares issued and outstanding, 14,989,023 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 10 – Warrants and options

Warrants

As of June 30, 2012 and December 31, 2011, there are no outstanding warrants.

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

A summary of stock options and warrants as of March 31, 2012 and December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/11:	1,000,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 12/31/11:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 6/30/12:	500,000	$1.00	-	$-
Vested as of 6/30/12:	500,000	$1.00	-	$-

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

	The Six Months Ended
	June 30,
	2012	2011
Revenue
Brokerage services	$7,948,110	$8,414,586
	7,948,110	8,414,586
Expenses
Brokerage services	7,638,777	7,535,854
Corporate	(1,303,442)	452,261
	6,335,335	7,988,115

Net income (loss)	$1,612,775	$426,471

NOTE 12 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction. The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2011 and June 30, 2012 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

American International Industries, Inc. Default Judgment:

On December 7, 2011, the Company was served with a Notice of Entry of Judgment on Sister-State Judgment resulting from a purported default judgment entered against the Company from the District Court of Harris County, Texas 281st Judicial District on or about August 19, 2011. The default judgment was granted to American International Industries, Inc. (“AMIN”) against the Company in the amount of $2,030,114.

The Company disputes the validity of the default judgment, believed it had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believes there are a number of other legal issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction. The Company’s counsel is aggressively pursuing setting aside the default judgment, or at a minimum staying any enforcement of the judgment, and pursuing possible sanctions against AMIN and its attorneys.

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

The Company believes AMIN’s claims are totally without merit and intends to vigorously defend itself from this malicious suit. However, the Company can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it will have a material adverse effect upon the Company.  As of March 31, 2012 and December 31, 2011, $2,030,114 had been accrued in the consolidated financial statements. During the three months ended June 30, 2012, the default judgment was set aside and the Company lowered the $2,030,114 accrual to $268,000, resulting in lawsuit settlement income of $1,762,114 during the three months and six months ended June 30, 2012.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $709,791(including $268,000 noted above) and $421,350 as of June 30, 2012 and December 31, 2011, respectively, for these matters. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,732,006	$-	-	$1,732,006
Accounts receivable	-	527,019	-	527,019
Marketable securities	55,864	-	-	55,864
Notes and interest receivable	-	69,941	-	69,941
Accounts payable	-	725,380	-	725,380
Accrued expenses	-	1,298,820	-	1,298,820
Accrued legal settlement	-	2,030,114	-	2,030,114
Notes payable	-	318,698	-	318,698

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,554,165	$-	-	$1,554,165
Accounts receivable	-	366,086	-	366,086
Marketable securities	42,403	-	-	42,403
Notes and interest receivable	-	24,856	-	24,856
Accounts payable	-	764,171	-	764,171
Accrued expenses	-	1,411,374	-	1,411,374
Accrued legal settlement	-	-	-	-
Notes payable	-	282,371	-	282,371

NOTE 14 – Subsequent Events
In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

On July 13, 2012, the Company authorized the award of 100,000 shares of common stock for a bonus valued at $40,000 to one of the registered representatives of its wholly owned subsidiary, NCS.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2012 and 2011.

Revenue:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
Consolidated
Revenue	$3,733,510	$4,045,682	8%	$7,948,110	$8,414,586	6%
Operating expenses	$3,974,590	$3,993,147	1%	$8,124,253	$8,020,748	1%
Net operating income (loss)	$(241,080)	$52,535	-	$(176,143)	$393,838	-

Our revenues decreased 8% and 6% during the three and six months ended June 30, 2012 over the same periods in 2011. The revenue decreases for the periods are the result of decreases in revenues generated by NCS due to general seasonality and market conditions.

During the three and six months ended June 30, 2012, our operating expenses increased by only 1%, primarily as the result of increases in general and administrative expenses and professional fees. The 49% increase in general and administrative expenses in the second quarter and 339% increase in professional fees for the six months ended June 30, 2012 lead to net operating losses of $241,080 and $176,143 for the three and six months ended June 30, 2012, respectively, compared to net operating income of $52,535 and $393,838 for the same quarters of 2011.

Selling and Administrative Expenses:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change

Direct costs	$3,027,294	$3,094,055	(2%)	$6,191,782	$6,534,859	(5%)
Consulting	14,940	158,427	(91%)	39,369	231,142	(83%)
Professional fees	223,490	224,554	-	598,871	136,487	339%
Executive compensation	194,780	167,500	16%	360,030	309,216	16%
General expenses	509,811	342,270	49%	925,188	794,512	16%
Depreciation and amortization	4,275	6,341	(33%)	9,013	14,532	(38%)
Operating expenses	$3,974,590	$3,993,147	1%	$8,124,253	$8,020,748	1%

Operating expenses increased only 1% for the three and six month periods ended June 30, 2012 compared to the same periods of 2011. Increases in general expenses (49%) for the three months ended June 30, 2012, were offset by substantial decreases in consulting fees (91%) over the same period in 2011. Likewise, the substantial increase in professional fees (339%), resulting from increased arbitration and litigation expenses, for the six months ended June 30, 2012, were moderately offset by the 83% decrease in consulting fees for the same period in 2011.

Our direct costs, which decreased by 2% and 5% for the first two quarters of 2012, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Other income and (expense)

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
Consolidated
Interest income	$2,228	$8,840	(75%)	$5,418	$17,538	(69%)
Interest (expense)	(3,565)	(5,178)	(31%)	(7,409)	(9,973)	(26%)
Gain (loss) on sale of investments	(3,597)	-	-	47	3,891	(99%)
Legal settlement income	1,762,114	-	-	1,762,114	-	-
Other income	12,725	21,252	(40%)	28,748	21,177	36%

Other income and expense consists of interest earned and expenses. We experienced a 75% decrease in interest income for the three months ended June 30, 2012 and 69% for the six months ended June 30, 2012, as a direct result of decreased cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards and outstanding bank loans.

During the six months ended June 30, 2012, an accrued legal judgment in the amount of $2,030,114.40 was set aside. We have accrued a contingent liability for the ongoing litigation in the amount of $268,000, thereby resulting in legal settlement income of $1,762,114 for the three and six months ended June 30, 2012.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2012 we had available cash of $1,392,363. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2012 and into fiscal 2013. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2012 compared to December 31, 2011.

	June 30,	December 31,	Increase / (Decrease)
	2012	2011	$	%
Current Assets	$2,101,759	$2,512,224	$(410,465)	(16%)
Current Liabilities	2,703,064	4,742,934	(2,039,870)	(43%)
Working Capital	$(601,305)	$(2,230,710)	$(1,629,405)	(73%)

A substantial portion of our current liabilities and resulting deficit in working capital as of December 31, 2011 was primarily the result of an accrued legal judgment granted to American International Industries, Inc. (“AMIN”) against us in the amount of $2,030,114.40. This judgment was set aside in May of 2012 and resulted in a substantial decrease in current liabilities as of June 30, 2012.

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,392,363 in un-restricted cash on hand at June 30, 2012 will be sufficient to sustain operations through fiscal 2012 and into fiscal 2013.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Joseph Mangiapane, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. We were unable to accurately account for other-than-temporary impairments related to our marketable securities, which caused us to restate our financial statements for the quarter ended June 30, 2012. Management evaluated the impact of our inability to accurately account for other-than-temporary impairments on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to accurately account for other-than-temporary impairments represented a material weakness.

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

We believe the Bettingen claims have no merit and intend to continue to aggressively pursue this action, which remains in complex litigation court.

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

Further, the final summary judgment reinstated the case (Cause No. 2010-14604) styled AMIN v. Rubicon Financial Incorporated. On May 24, 2011, AMIN filed a Motion for New Trial and we filed a response. At the time of hearing, the Court took the arguments of counsel under advisement and, on July 12, 2012, the Court granted the new trial, specifically setting out that new trial was being granted on the issue of negligence. We amended our Bill of Review and immediately filed a Second Motion for Summary Judgment, which has been noticed for hearing on September 21, 2012.

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

We believe AMIN’s claims are totally without merit and intend to vigorously defend ourselves from this malicious suit. However, we can provide no assurance as to the ultimate outcome of this matter and if a judgment is granted it will have a material adverse effect upon the Company.  As of December 31, 2011, $2,030,114 had been accrued in our consolidated financial statements. During the three months ended June 30, 2012, the default judgment was set aside and we lowered the $2,030,114 accrual to $268,000, resulting in lawsuit settlement income of $1,762,114 during the three and six months ended June 30, 2012.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2011 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 13, 2012, we authorized the award of 100,000 shares of our restricted common stock for a bonus valued at $40,000 to one of the registered representatives of our wholly owned subsidiary, NCS. The shares were awarded pursuant to the Rubicon Financial Incorporated 2007 Acquisition Stock Plan and registered on the Form S-8 filed on July 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2(c)	9/21/11
2.1(b)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – Dated August 29, 2011		8-K		3(i)(i)	9/21/11
2.1(c)	Certificate of Merger of Rubicon Financial Incorporated, Nevada corporation and Rubicon Financial Incorporated, Delaware corporation		8-K		3(i)(j)	9/21/11
2.2	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.2(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.2(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.2(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008		8-K		2.7(d)	03/21/08
2.3	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)	Articles of Incorporation, as currently in effect		8-K		3(i)(h)	9/21/11
3.1(ii)	Bylaws, as currently in effect		8-K		3(ii)(c)	9/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
10.1†	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By: /s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: August 13, 2012