Form 10-Q
period 2012-09-30
RUBICON FINANCIAL INC
filed 2012-11-13
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2012, was 15,089,023, which does not include 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$1,415,525	$1,420,189
Cash – restricted	161,802	311,817
Marketable securities	27,383	55,864
Accounts receivable	449,496	527,019
Prepaid expenses	29,866	42,390
Notes receivable	21,022	69,941
Other current assets	95,010	85,004
Total current assets	2,200,104	2,512,224

Fixed assets, net of accumulated depreciation	27,663	41,019
Other assets:
Contract advances	36,473	100,218
Deposits	11,917	14,607
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,452,061	2,518,496
Total assets	$4,679,828	$5,071,739

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$682,791	$725,380
Accrued expenses	731,673	805,778
Investment obligation	487,000	487,000
Deferred revenue	1,511	6,042
Line of credit	200,000	200,000
Note payable, current portion	51,228	67,270
Accrued legal judgment	-	2,030,114
Contingent liabilities	649,350	421,350
Total current liabilities	2,803,553	4,742,934
Long term liabilities:
Note payable	17,274	51,428

Stockholders’ equity
Preferred stock, $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	-	-
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,089,023 and 14,714,023 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	15,089	14,714
Common stock owed but not issued, 250,000 and 525,000 shares as of September 30, 2012 and December 31, 2011, respectively	250	525
Additional paid in capital	18,433,990	18,394,090
Other comprehensive losses	25,096	29,599
Accumulated (deficit)	(16,615,487)	(18,161,614)
Total stockholders’ equity	1,859,001	277,377
Total liabilities and stockholders’ equity	$4,679,828	$5,071,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2012	2011		2012	2011

Revenue	$3,721,188		$3,494,991	$11,669,298	$11,909,577
Expenses:
Direct costs	3,063,342		2,980,254	9,255,124	9,515,113
Consulting	15,789		70,581	55,158	301,723
Professional fees	320,071		6,466	650,942	142,953
Executive compensation	159,780		156,000	519,810	465,216
General and administrative expenses	231,601		420,635	1,424,789	1,215,147
Depreciation and amortization	4,343		6,341	13,356	20,873
Total expenses	3,794,926		3,640,277	11,919,179	11,661,025
Net operating income (loss)	(73,738)		(145,286)	(249,881)	248,552

Other income (expense):
Interest expense	(11,123)		(4,770)	(18,532)	(14,743)
Interest income	1,819		5,876	7,237	23,414
Loss on sale of investments	1,219		(46,869)	1,266	(42,978)
Loss on uncollectable note receivable	-		(118,500)	-	(118,500)
Legal settlement income	-		-	1,762,114	-
Other income	15,177		13,167	43,925	34,344
Total other income (expense)	7,092		(151,096)	1,796,010	(118,463)
Net income (loss)	(66,646)		(296,382)	1,546,129	130,089

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	7,494		11,717	(4,503)	(36,312)
Adjustment to record other than temporary losses	-		46,869	-	46,869
Other comprehensive income (loss)	7,494		58,586	(4,503)	10,557
Total comprehensive income (loss)	$(59,152)		$(237,796)	$1,541,626	$140,646

Weighted average number of common shares outstanding - basic	15,074,893		14,852,023	14,992,216	14,689,481
Weighted average number of common shares outstanding- fully diluted	N/A		N/A	15,242,216	14,939,481

Net income (loss) from continuing operations per share - basic	$(0.00)		$(0.02)	$0.10	$0.01
Net income (loss) from continuing operations per share- fully diluted	N/A	$	N/A	0.10	0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities
Net (loss) income	$1,546,129	$130,089
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	13,356	20,873
Shares and options issued for services	40,000	110,000
Loss on sale of investments	-	42,978
Loss on uncollectible note receivable	-	118,500
Changes in operating assets and liabilities:
Accounts receivable	77,523	262,046
Prepaid expenses	12,524	119,295
Accrued interest receivable	-	12,815
Deposits and other assets	(7,320)	-
Accounts payable and accrued liabilities	(1,918,808)	(311,663)
Deferred revenue	(4,531)	(183,640)
Contract advances	63,749	(154,968)
Notes receivable	48,919	(58,334)
Net cash (used) by operating activities	(128,459)	107,991

Cash flows from investing activities
Purchase of investments	23,978	28,116
Net cash (used) by investing activities	23,978	28,116

Cash flows from financing activities
Payments on notes payable	-	(140,239)
Proceeds from note payable	(50,198)	300,000
Net cash provided by financing activities	(50,198)	159,761

Net (decrease) increase in cash	(154,679)	295,868
Cash – beginning	1,732,006	1,360,504
Cash – ending	$1,577,327	$1,656,372

Supplemental disclosure
Interest paid	$18,532	$14,743
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$40,000	$110,000

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

Principles of Consolidation
The financial statements as of December 31, 2011 and for the nine months ended September 30, 2012 include those of: Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary are collectively referred to herein as the “Company”.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2011 or September 30, 2012.  Depreciation expense for the nine months ended September 30, 2012 and 2011 was $13,356 and $20,873, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the nine months ended September 30, 2012 or 2011.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of September 30, 2012 and December 31, 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the periods and therefore no allowances has been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2012 and December 31, 2011 due to their short-term nature.  See Note 13 for further details.

Earnings (Loss) per Common Share
Net earnings (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings (loss) by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if preferred stock, stock options and warrants were exercised into common stock. For the nine months ended September 30, 2012 and 2011, the denominator in the diluted EPS computation is greater than the denominator for basic EPS due to 250,000 shares of common stock that could be issued if the preferred stock was converted to common.

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

NOTE 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,615,487 since inception and incurred net losses of $2,036,740 and $1,729,039 for the years ended December 31, 2011 and 2010.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with Penson Financial Services, Inc. (“Penson”) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of September 30, 2012, the Company maintained deposits with Penson and Wedbush of $100,390 and $61,412, respectively, for total restricted cash of $161,802.  As of December 31, 2011, the Company maintained deposits with Penson and Wedbush of $250,405 and $61,412, respectively, for total restricted cash of $311,817.

NOTE 4 – Intangible Assets – customer lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets in the NCS customer lists that were valued at $2,403,671.  This asset was evaluated for impairment as of September 30, 2012 and December 31, 2011 and management determined that no impairment was needed.

Total intangible assets as of September 30, 2012 and December 31, 2011 were $2,403,671.

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

As of September 30, 2012:

The Company held twelve investments in publically-traded common stock in various corporations with an aggregate cost of $24,801 and a fair market value, based on published market prices, of $27,383. The accumulated unrealized gain on these securities is $25,096 and is shown as accumulated other comprehensive gain on these financial statements.

Of the above investments, there are two investments in loss positions with an aggregate cost of $24,801 and an aggregate fair market value of $13,854. The accumulated unrealized loss on these two investments was $10,947.  Of these investments, both have been in a loss position for more than twelve months.  Management feels that the unrealized losses are temporary in nature and immaterial to the overall financial statements.

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

Brown:

On December 27, 2010, Rubicon was issued a note receivable in the amount of $19,037. The note does not bear interest and is due in monthly installments through May of 2013. The balance of the note as of December 31, 2010 was $19,037.  During the year ended December 31, 2011, no payments were received and the balance of the note as of December 31, 2011 was $19,037.  During the nine months ended September 30, 2012, no payments were received and the balance of the note as of September 30, 2012 was $19,037.

Miscellaneous:

During the year ended December 31, 2011, Rubicon issued a total of four notes receivable in the total amount of $95,571.  $44,667 in payments were received during the year and the balance due was $50,904 as of December 31, 2011. The notes do not bear interest and mature during 2012.  $50,904 in payments were received during the nine months ended September 30, 2012 and the balance due was $0 as of September 30, 2012.

As of December 31, 2011 and September 30, 2012, there is a total of $69,941 and $21,022 in notes receivable, respectively.

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

As of September 30, 2012 and December 31, 2011, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

NOTE 8 – Notes payable

Notes payable consist of the following at December 31, 2011 and June 30, 2012:

	December 31, 2011	September 30, 2012
Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2013.	$42,812	$17,299

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2014.	75,886	51,203

	$118,698	$68,502

As of September 30, 2012, $51,228 of the notes payable is short-term and $17,274 is long-term. As of December 31, 2011 $67,270 of the notes payable is short-term and $51,428 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000. The line is collateralized by Rubicon’s deposits at the bank. The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2011. The line matures on March 11, 2013. As of December 31, 2011 and September 30, 2012, Rubicon had borrowed $200,000 on the line.

Interest expense, related to the above, for the nine months ended September 30, 2012 and 2011 was $18,532 and $14,743, respectively.

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

Nine months Ended September 30, 2012

In January of 2012, 225,000 shares of common stock that were owed but not issued at December 31, 2011 were issued.

In March of 2012, 50,000 shares of common stock that were owed but not issued at December 31, 2011 were issued.

In July of 2012, 100,000 shares of common stock were issued to an employee as compensation valued at $40,000.  The common stock was valued at the market value on the day of the grant.

As of September 30, 2012, there were 62,500 preferred shares issued and outstanding, 15,089,023 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 10 – Warrants and options

Warrants

As of September 30, 2012 and December 31, 2011, there are no outstanding warrants.

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

A summary of stock options and warrants as of September 30, 2012 and December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/11:	1,000,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 12/31/11:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 9/30/12:	500,000	$1.00	-	$-
Vested as of 9/30/12:	500,000	$1.00	-	$-

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

	The Nine Months Ended
	September 30,
	2012	2011
Revenue
Brokerage services	$11,669,298	$11,909,577
	11,669,298	11,909,577
Expenses
Brokerage services	11,264,123	11,079,365
Corporate	(1,140,954)	700,123
	10,123,169	11,779,488

Net income (loss)	$1,546,129	$130,089

NOTE 12 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction. The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2011 and September 30, 2012 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

The Company disputed the validity of the default judgment, believed it had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believes there are a number of other legal issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction. The Company’s counsel is aggressively pursuing setting aside the default judgment, or at a minimum staying any enforcement of the judgment, and pursuing possible sanctions against AMIN and its attorneys.

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

The Company believes AMIN’s claims are totally without merit and intends to vigorously defend itself from this malicious suit. However, the Company can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it will have a material adverse effect upon the Company.  As of March 31, 2012 and December 31, 2011, $2,030,114 had been accrued in the consolidated financial statements. During the three months ended June 30, 2012, the default judgement was set aside and the Company lowered the $2,030,114 accrual to $268,000, resulting in lawsuit settlement income of $1,762,114 during the three months ended June 30, 2012 and the nine months ended September 30, 2012.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $649,350(including $268,000 noted above) and $421,350 as of September 30, 2012 and December 31, 2011, respectively, for these matters. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,732,006	$-	-	$1,732,006
Accounts receivable	-	527,019	-	527,019
Marketable securities	55,864	-	-	55,864
Notes and interest receivable	-	69,941	-	69,941
Accounts payable	-	725,380		725,380
Accrued expenses	-	1,298,820		1,298,820
Accrued legal settlement	-	2,030,114	-	2,030,114
Notes payable	-	318,698	-	318,698

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,577,327	$-	-	$1,577,327
Accounts receivable	-	449,496	-	449,496
Marketable securities	27,383	-	-	27,383
Notes and interest receivable	-	21,022	-	21,022
Accounts payable	-	682,791	-	682,791
Accrued expenses	-	1,869,534	-	1,869,534
Notes payable &line of credit	-	268,502	-	268,502

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

On February 22, 2011, DAC issued a press release announcing that it had entered into a letter of intent to merge with Horizon Exterior Technology, Inc. (“Horizon”). In May of 2012, DAC and Horizon agreed to cancel merger discussions. However, pursuant to the terms of the cancellation, Horizon agreed to issue us 100,000 shares of its common stock.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2012 and 2011.

Revenue:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Consolidated
Revenue	$3,721,188	$3,494,991	7%	$11,669,298	$11,909,577	(2%)
Operating expenses	$3,794,926	$3,640,277	4%	$11,919,179	$11,661,025	2%
Net operating income (loss)	$(73,738)	$(145,286)	(49%)	$(249,881)	$248,552	-

The third quarter is consistently our slowest quarter for business, primarily due to Summer seasonal slowdown; however, we were able to increase revenues by 7% for the three months ended September 30, 2012, but experienced a modest 2% decrease in revenues for the nine months ended September 30, 2012 over the same period of 2011.

During the three and nine months ended September 30, 2012 our operating expenses increased by only 4% and 2%, respectively, over the same periods of 2011. We previously increased administrative and compliance staffing to support anticipated growth in registered representatives, which has helped us to maintain operating expenses at a reduced level with increases being relative to increases in revenues. In addition, we intend to continue our focus on reducing operating expenses as efficiently as possible while continuing to plan for anticipated growth.

During the three months ended September 30, 2012 we generated a net operating loss of $73,738, compared to a net operating loss of $145,286 for the same period in 2011, resulting in an almost 50% reduction in net loss. However, for the nine months ended September 30, 2012 we generated a net operating loss of $249,881, compared to a net operating income of $248,552 for the same nine month period in 2011, which was primarily the result of the $240,279 decrease in revenues and substantial increases in professional fees for the nine months ended September 30, 2012.

Selling and Administrative Expenses:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change

Direct costs	$3,063,342	$2,980,254	3%	$9,255,124	$9,515,113	3%
Consulting	15,789	70,581	(78%)	55,158	301,723	(82%)
Professional fees	320,071	6,466	-	650,942	142,953	355%
Executive compensation	159,780	156,000	2%	519,810	465,216	12%
General expenses	231,601	420,635	(45%)	1,424,789	1,215,147	17%
Depreciation and amortization	4,342	6,341	(32%)	13,356	20,873	(36%)
Operating expenses	$3,794,926	$3,640,277	4%	$11,919,179	$11,661,025	2%

Operating expenses increased only 4% and 2%, respectively, for the three and nine month periods ended September 30, 2012 compared to the same periods of 2011. Increases in professional fees ($313,605) for the three months ended September 30, 2012, were somewhat offset by substantial decreases in consulting fees (78%) and general expenses (45%) over the same period in 2011. Likewise, the substantial increase in professional fees (355%), resulting from increased arbitration and litigation expenses, for the nine months ended September 30, 2012, were moderately offset by the 82% decrease in consulting fees for the same period in 2011.

Our direct costs, which increased by 3% for the first three quarters of 2012, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Other income and (expense)

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Consolidated
Interest income	$1,819	$5,876	(69%)	$7,237	$23,414	(69%)
Interest (expense)	(11,123)	(4,770)	133%	(18,532)	(14,743)	26%
Gain (loss) on sale of investments	1,219	(46,869)	103%	1,266	(42,978)	(103%)
Loss on uncollectable note	-	(118,500)	-	-	(118,500)	-
Legal settlement income	-	-	-	1,762,114	-	-
Other income	15,177	13,167	15%	43,925	34,344	28%

Other income and expense consists of interest earned and expenses. We experienced a 695% decrease in interest income for the three and nine months ended September 30, 2012, as a direct result of decreased cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards and outstanding bank loans.

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

During the nine months ended September 30, 2012, an accrued legal judgment in the amount of $2,030,114.40 was set aside. We have accrued a contingent liability for the ongoing litigation in the amount of $268,000, thereby resulting in legal settlement income of $1,762,114 for the nine months ended September 30, 2012.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2012 we had available cash of $1,415,525. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2012 and into fiscal 2013. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2012 compared to December 31, 2011.

	September 30,	December 31,	Increase / (Decrease)
	2012	2011	$	%
Current Assets	$2,200,104	$2,512,224	$(312,120)	(12%)
Current Liabilities	2,803,553	4,742,934	(1,939,381)	(41%)
Working Capital	$(603,449)	$(2,230,710)	$(1,627,261)	(73%)

A substantial portion of our current liabilities and resulting deficit in working capital as of December 31, 2011 was primarily the result of an accrued legal judgment granted to American International Industries, Inc. (“AMIN”) against us in the amount of $2,030,114.40. This judgment was set aside in May of 2012 and resulted in a substantial decrease in current liabilities as of September 30, 2012.

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,415,525 in un-restricted cash on hand at September 30, 2012 will be sufficient to sustain operations through fiscal 2012 and into fiscal 2013.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Further, the final summary judgment reinstated the case (Cause No. 2010-14604) styled AMIN v. Rubicon Financial Incorporated. On May 24, 2011, AMIN filed a Motion for New Trial and we filed a response. At the time of hearing, the Court took the arguments of counsel under advisement and, on July 12, 2012, the Court granted the new trial, specifically setting out that new trial was being granted on the issue of negligence. We amended our Bill of Review and immediately filed a Second Motion for Summary Judgment, which was heard in September of 2012. On October 1, 2012, the Court (i) granted our Second Motion for Summary Judgment and Petition for Bill of Review, (ii) vacated the Default Judgment, and (iii) ordered a new trial on the merits in Cause No. 2011-75606, styled American International Industries, Inc. v. Rubicon Financial Inc.

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

We believe AMIN’s claims are totally without merit and intend to vigorously defend ourselves from this malicious suit. However, we can provide no assurance as to the ultimate outcome of this matter and if a judgment is granted it will have a material adverse effect upon the Company.  As of December 31, 2011, $2,030,114 had been accrued in our consolidated financial statements. During the nine months ended September 30, 2012, the default judgment was set aside and we lowered the $2,030,114 accrual to $268,000, resulting in lawsuit settlement income of $1,762,114 during the nine months ended September 30, 2012.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2011 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2012.

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

Date: November 13, 2012