Form 10-K
period 2012-12-31
RUBICON FINANCIAL INC
filed 2013-03-29
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,880,975.60 based on a share value of $0.40.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 15,089,023 shares of common stock, $0.001 par value, outstanding on March 27, 2013, which does not include 250,000 shares authorized but unissued.

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

Since mid-2008, we have expended tremendous time and resources into transforming NCS into a full service broker-dealer that provides retail and institutional securities services as well as investment banking, trading, market-making, brokerage, investment advisory and financial planning, and insurance services.  NCS is a $100,000 broker/dealer with approximately 137 registered representatives in 54 branch offices producing in excess of $14.6 million in revenues for the year ended December 31, 2012.

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

At December 31, 2012, NCS had net capital of $142,211 which was $42,211 in excess of its required net capital of $100,000.

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

DAC Business

Dial-A-Cup is a rotating cylinder appliance of six individual compartments that allows one fresh cup of coffee, tea, hot chocolate, soup, etc. to be brewed with each compartment having its own permanent filter. DAC developed the appliance through Advance Plastics (San Diego, CA) and its manufacturing facilities in China. The first prototype was completed in late 2004, and the initial pre-production appliances are currently being manufactured from the recently completed molds for submission for UL approval.

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

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Risks Relating To Our Business and Marketplace

We have incurred, and may continue to incur, significant operating losses.

We incurred losses from operations for the year ended December 31, 2012, and only a modest profit for the year ended December 31, 2011. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through fiscal 2013, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

We may need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity will be sufficient enough to fund our operations in the ordinary course of business through fiscal 2013. However, if we experience extraordinary expenses or other events beyond our control, we may need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

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

Our broker dealer subsidiary has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as investigations or proceedings brought by regulatory agencies, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages, claims for indeterminate amounts of damages, or may result in penalties, fines, or other results adverse to us. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Like any corporation, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.

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

Our broker dealer subsidiary is subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against our operating subsidiary or its financial advisors may allege liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to effect securities transactions on behalf of clients, to choose suitable investments for any particular client, to supervise a financial advisor or to provide insurance carriers with complete and accurate information. It is not always possible to prevent or detect errors and omissions, and the precautions our subsidiary takes may not be effective in all cases. Our liability for significant and successful errors and omissions claims may materially and negatively affect our results of operations.

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

Our common stock is quoted on the OTCQB. Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on December 31, 2012, the average daily trading volume was estimated to be approximately 2,276 shares per day and on a majority of days there was no trading activity. During such 30-day period the closing price of the common stock ranged from a high of $0.38 to a low of $0.17. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

During fiscal 2012 we were authorized to issue a total of 9,000,000 shares of “blank check” preferred stock and up to 1,000,000 shares of Series A Convertible Preferred Stock.  In February of 2013, our board of directors authorized up to 1,000,000 shares of Series B Convertible Preferred Stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our wholly owned subsidiary, Newport Coast Securities, Inc., leases approximately 11,000 sq. ft. of general office space, which we occupy, with monthly rent of approximately $17,650. The lease expires on June 30, 2015. In addition, Newport Coast Securities also signed a two year lease for office space in New York, New York for $8,300 per month. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

In addition to the matters described below, in the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a financial services company. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, and involving, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

We contest liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income.

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that the outcome of such proceedings could be material to our consolidated financial condition, operating results and cash flows depending on, among other things, the level of our revenues or income.

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

Scott Arbitration

Newport Coast Securities was a party to an arbitration claim from a former employee for wrongful termination and harassment.  It was our belief that the claim had no merit and nothing had been accrued in relation to this claim.  In February of 2013, a FINRA arbitration panel issued an order awarding $300,000 in compensatory damages and $125,863 in attorney’s fees to the former employee. Arbitration fees of $19,650 have also been incurred.  A total of $445,513 has been recorded as an accrued liability as of December 31, 2012 and legal settlement expense of $425,863 has been recorded in the year ended December 31, 2012.

The award was paid on or about February 26, 2013.

We utilized the $426,000 in proceeds from the sale of the Series B Preferred Stock described in Item 9B below to contribute capital into Newport Coast Securities, Inc. Accordingly, the regulatory capital of Newport Coast Securities, Inc. will not change as a result of the award.

General Litigation and Arbitration Claims

In addition to the above referenced matters, we have several pending claims and arbitrations incurred in the normal course of business. In our opinion, such claims can be resolved without any material adverse effect on our consolidated financial position, results of operations, or cash flows.

We maintain certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by its insurance policies, or our insurance carriers could refuse to cover certain of these claims in whole or in part. We accrue costs to defend ourselves from litigation as it is incurred or as it becomes determinable.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $472,500 and $421,350 as of December 31, 2012 and 2011, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock traded sporadically on the over-the-counter bulletin board market (OTC:BB) through February of 2011 and currently trades on the OTCQB under the symbol RBCF. Our common stock has traded infrequently on the OTC:BB and OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2012 and 2011.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2012		2011
	High	Low	High	Low
1st Quarter	$0.28	$0.14	$0.50	$0.25
2nd Quarter	$0.40	$0.20	$0.30	$0.20
3rd Quarter	$0.42	$0.15	$0.39	$0.30
4th Quarter	$0.38	$0.15	$0.39	$0.02

(b) Holders of Common Stock

As of March 27, 2013, there were approximately 458 holders of record of our Common Stock and 15,089,023 shares outstanding.  As of March 27, 2013, the closing price of our shares of common stock on the OTCQB was $0.30 per share.

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

As of December 31, 2012, we had 500,000 options outstanding under this plan.

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

As of December 31, 2012, we issued 1,868,750 shares of restricted stock under the 2007 stock acquisition plan.

Recent Sales of Unregistered Securities

On February 23, 2013, we sold 426,000 shares of our newly authorized Series B Convertible Preferred Stock to one of our directors, Kathleen McPherson, for $426,000 in cash. We believe the sale of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933, as amended, by virtue of Section 4(2). The shares were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of her investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2012.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the years ended December 31, 2012 and 2011.

Revenue:

	Years Ended
	December 31,		Increase/(Decrease)
	2012	2011	$	%
Consolidated
Revenue	$14,572,106	$15,311,941	$(739,835)	(5%)
Operating expenses	14,785,278	15,283,936	(498,658)	(3%)
Net operating income (loss)	$(213,172)	$28,005	$-	-

Our revenues decreased 5% during fiscal 2012. The revenue decrease for the year over year periods is the result of decreases in revenues generated by NCS, primarily due to a reduction in registered representatives and resulting reduction in commissions.

During the year ended December 31, 2012, our operating expenses decreased by 3%, which tracked closely to our decrease in revenue. However, a substantial increase in professional fees for 2012, contributed to a net operating loss of $213,172, as opposed to a modest net operating income of $28,005 for 2011.

Selling and Administrative Expenses:

	Years Ended
	December 31,		Increase/(Decrease)
	2012	2011	$	%

Commissions and other direct costs	$11,456,901	$12,261,299	$(804,398)	(7%)
Consulting	110,487	371,944	(261,457)	(70%)
Professional fees	701,619	308,070	393,549	128%
Executive compensation	694,890	624,816	70,074	11%
General expenses	1,803,401	1,690,769	112,632	7%
Depreciation	17,980	27,038	(9,058)	(34%)
Operating expenses	$14,785,278	$15,283,936	$(498,658)	(3%)

Operating expenses decreased by 3% in 2012 over the previous year ended December 31, 2011. This decrease was anticipated as we incurred less commissions and other direct costs and reduced consulting expenses by 70%; however, we experienced a substantial increase in professional fees (128%) resulting from litigation and arbitration claims.

Our direct costs are comprised of commissions paid to registered representatives and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will generally increase or decrease with changes in revenue.

Other income and (expense)

	Years Ended
	December 31,		Increase/(Decrease)
	2012	2011	$	%
Consolidated
Interest (expense)	$(30,810)	$(18,775)	$12,035	64%
Interest income	9,783	26,033	(16,250)	(62%)
Other income (expense)	-	29,742	(29,742)	-
Loss on uncollectable note receivable	-	(118,500)	118,500	-
Realized gain (losses) on investments	-	46,869	(46,869)	-
Legal settlement income (expense)	1,336,251	(2,030,114)	3,366,365	166%

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 62% decrease in interest income as a direct result of lower cash balances held in interest bearing accounts. The 64% increase in interest expense primarily relates to interest incurred under our line of credit and a private party loan.

During the year ended December 31, 2012, an accrued legal judgment in the amount of $2,030,114.40 was set aside. We have accrued a contingent liability for the ongoing litigation in the amount of $268,000 and recorded a $425,863 loss in relation to the Scott arbitration, thereby resulting in legal settlement income of $1,336,251 for the year ended December 31, 2012.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2012, we had available cash of $1,785,736. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2013. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

In NCS we have increased our number of employees to a level which satisfies not only our current requirements in an economically sensible manner but allows for growth over the next year. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee three executives and fifteen administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2012 compared to December 31, 2011.

			Increase / (Decrease)
	December 31, 2012	December 31, 2011	$	%
Current Assets	$2,619,238	$2,512,224	$107,014	4%
Current Liabilities	3,257,168	4,742,934	(1,485,766)	(31%)
Working Capital (Deficit)	$(637,930)	$(2,230,710)	$(1,592,780)	(71%)

A substantial portion of our current liabilities and resulting deficit in working capital as of December 31, 2011 was primarily the result of an accrued legal judgment granted to American International Industries, Inc. (“AMIN”) against us in the amount of $2,030,114.40. This judgment was set aside in May of 2012 and resulted in a substantial decrease in current liabilities as of December 31, 2012.

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,785,736 in un-restricted cash on hand at December 31, 2012 will be sufficient to sustain operations through fiscal 2013.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

We may continue to generate operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the financial services industry.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2012 and 2011, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Recent Accounting Developments

We reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and did not or are not believed by management to have a material impact on our present or future financial statements.

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

To the Board of Directors
Rubicon Financial Incorporated and Subsidiaries
Newport Beach, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Rubicon Financial Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2012 and 2011, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver Martin & Samyn, LLC
Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 29, 2013

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash	$1,785,736	$1,420,189
Cash – restricted	161,802	311,817
Marketable securities	60,493	55,864
Accounts receivable	402,708	527,019
Prepaid expenses	28,705	42,390
Notes receivable, current portion	66,235	69,941
Contracts advances, current portion	113,559	85,004
Total current assets	2,619,238	2,512,224

Fixed assets, net of accumulated depreciation of $268,347 and $250,367, respectively	26,017	41,019

Other assets:
Contract advances	104,164	100,218
Capitalized financing costs	21,000	-
Deposits	11,916	14,607
Goodwill	2,403,671	2,403,671
Total other assets	2,540,751	2,518,496
Total assets	$5,186,006	$5,071,739

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$840,681	$725,380
Accrued expenses	557,139	805,778
Investment obligation	487,000	487,000
Deferred revenue	-	6,042
Line of credit	200,000	200,000
Note payable – current portion	254,335	67,270
Accrued legal judgment	445,513	2,030,114
Contingent liabilities	472,500	421,350
Total current liabilities	3,257,168	4,742,934

Long term liabilities
Note payable	509,409	51,428

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 62,500 shares issued and outstanding as of December 31, 2012 and 2011, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,089,023 and 14,714,023 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	15,089	14,714
Common stock owed but not issued, 250,000 and 525,000 shares as of December 31, 2012 and December 31, 2011, respectively	250	525
Additional paid in capital	18,433,990	18,394,090
Other comprehensive gain (loss)	29,599	29,599
Accumulated (deficit)	(17,059,562)	(18,161,614)
Total stockholders’ equity	1,419,429	277,377
Total liabilities and stockholders’ equity	$5,186,006	$5,071,739

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

Revenue	$14,572,106	$15,311,941

Expenses:
Commissions and other direct costs	11,456,901	12,261,299
Consulting	110,487	371,944
Professional fees	701,619	308,070
Executive compensation	694,890	624,816
General and administrative expenses	1,803,401	1,690,769
Depreciation	17,980	27,038
Total expenses	14,785,278	15,283,936

Net operating income (loss)	(213,172)	28,005

Other income (expense):
Interest expense	(30,810)	(18,775)
Interest income	9,783	26,033
Other income	-	29,742
Loss on uncollectable note receivable	-	(118,500)
Realized gain (losses) on investments	-	46,869
Legal settlement income (expense)	1,336,251	(2,030,114)
Total other income (expense)	1,315,224	(2,064,745)

Net income (loss) from continued operations	$1,102,052	$(2,036,740)

Provision for income tax	-	-

Net income (loss)	$1,102,052	$(2,036,740)

Other comprehensive income (loss):
Adjustment to record other than temporary losses	-	46,869
Unrealized (loss) on securities	-	(88,108)
Total other comprehensive income (loss)	-	(41,239)

Net comprehensive loss	$1,102,052	$(2,077,979)

Weighted average number of common shares outstanding – basic	15,018,612	14,695,667
– diluted	15,268,612	N/A

Net income (loss) per share – basic	$0.07	$(0.14)
– diluted	0.07	N/A

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Common Stock owed but not issued
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2010	62,500	$63	14,048,023	$14,047	1,000,000	$1,000	$18,259,444	$70,838	$(16,124,874)	$2,220,518

Shares issued that were owed	-	-	850,000	850	(850,000)	(850)	-	-	-	-
Shares authorized but cancelled	-	-	-	-	(150,000)	(150)	150	-	-	-
Shares authorized for services	-	-	-	-	525,000	525	150,725	-	-	151,250
Note receivable settled with return of shares	-	-	(184,000)	(183)	-	-	(16,229)	-	-	(16,412)
Other comprehensive income (loss)	-	-	-	-	-	-	-	(41,239)	-	(41,239)

Net (loss) for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(2,036,740)	(2,036,740)

Balance, December 31, 2011	62,500	$63	14,714,023	$14,714	525,000	$525	$18,394,090	$29,599	$(18,161,614)	$277,377

Shares issued that were owed	-	-	275,000	275	(275,000)	(275)	-	-	-	-
Shares issued for services	-	-	100,000	100	-	-	39,900	-	-	40,000

Net (loss) for the year ended December 31, 2012	-	-	-	-	-	-	-	-	1,102,052	1,102,052

Balance, December 31, 2012	62,500	$63	15,089,023	$15,089	250,000	$250	$18,433,990	$29,599	$(17,059,562)	$1,419,429

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$1,102,052	$(2,036,740)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	17,980	27,038
Shares issued for services	40,000	151,250
Realized losses on investments	-	46,869
Loss on uncollectable notes receivable	-	118,500
Accrual and reversal of AMIN lawsuit payable	(1,336,251)	2,030,114
Changes in operating assets and liabilities:
Accounts receivable	124,311	312,582
Prepaid expenses	13,685	115,804
Accrued interest receivable	-	(3,685)
Deposits and other assets	(50,810)	(133,074)
Accounts payable and accrued liabilities	(330,537)	(204,558)
Deferred revenue	(6,042)	(185,151)
Net cash (used) by operating activities	(425,612)	238,949

Cash flows from investing activities
Payments received on notes receivable, net	3,706	44,667
Issuance of notes receivable	-	(95,571)
Purchase of fixed assets	(2,979)	(7,500)
Proceeds from (purchase of) investments	(4,629)	47,661
Net cash (used) by investing activities	(3,902)	(10,743)

Cash flows from financing activities
Proceeds on line of credit	-	200,000
Proceeds from notes payable	726,500	100,000
Payments on notes payable	(81,454)	(156,704)
Net cash provided by financing activities	645,046	143,296

Net (decrease) increase in cash	215,532	371,502
Cash – beginning	1,732,006	1,360,504
Cash – ending	$1,947,538	$1,732,006

Supplemental disclosures:
Interest paid	$30,810	$18,775
Income taxes paid	$-	$-
Non-cash financing activities:
Shares issued for services	$40,000	$151,250
Notes receivable settled with return of shares	$-	$16,412

 The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Notes to Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization
The Company was incorporated in the State of Delaware on April 28, 1986 and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. In addition, on March 9, 2004, the Company completed the acquisition of a wholly owned subsidiary, Dial-A-Cup Corporation (“DAC”), a New York Corporation. Further, on June 2, 2005, the Company completed a merger with Rub Investments Ltd., (“Rub”) on September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. Effective February 1, 2007, the Company acquired Rubicon Financial Insurance Services, Inc. a California corporation (“RFIS”).  Effective May 11, 2007, the Company acquired Rubicon Real Estate and Mortgages, Inc., a California corporation (“RREM”).  On June 2, 2008, the Company acquired Newport Coast Securities, Inc. (“NCS”) (formerly Grant Bettingen, Inc.), a California corporation registered with the Financial Industry Regulatory Authority and the Securities and Exchange Commission.  During the year ended December 31, 2010, the Company dissolved RREM and disposed of RFIS.

Principles of Consolidation
The financial statements as of December 31, 2012 and 2011 and for the years then ended include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary is collectively referred to herein as the “Company”.

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

Equipment                                                                 5 years
Furniture                                                                 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2012 or 2011.  Depreciation expense for the year ended December 31, 2012 and 2011 was $17,980 and $27,038, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2012 and 2011.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of December 31, 2012 and 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Advertising Costs
The Company expenses all costs of advertising as incurred. There was $11,794 and $30,876 of advertising costs included in general and administrative expenses for the years ended December 31, 2012 and 2011, respectively.

Available-for-sale securities
The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  See Note 4 for further details.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  See Note 10 for further details.

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2012 and 2011 due to their short-term nature.  See Note 16 for further details.

Income (loss) per Common Share
Net income (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average common shares outstanding.  Diluted EPS is computed by adding to the weighted average common shares the dilutive effect of possible preferred stock conversions and in-the-money stock options and warrants. For the years ended December 31, 2012, the denominator in the diluted EPS computation is 250,000 shares higher than the denominator for basic EPS due of possible conversions of preferred stock.  There were no in-the-money options or warrants as of December 31, 2012.  For the year ended December 31, 2011, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the convertible preferred stock and stock options on the Company’s net loss.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2011, the Company had approximately $769,000 in excess of FDIC insured limits.  At December 31, 2012, the Company had approximately $1,066,100 in excess of FDIC insured limits.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Pronouncements
The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Year-end
The Company has adopted December 31, as its fiscal year end.

NOTE 2 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“APEX”) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2011, the Company maintained deposits with APEX and Wedbush of $250,405 and $61,412, respectively, for total restricted cash of $311,817.  As of December 31, 2012, the Company maintained deposits with APEX and Wedbush of $100,390 and $61,412, respectively, for total restricted cash of $161,802.

NOTE 3 – Goodwill
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified Goodwill of $2,403,671.  This asset was evaluated for impairment as of December 31, 2012 and 2011 and management determined that no impairment was needed.

NOTE 4 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2012, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

As of December 31, 2011:
The Company held thirteen investments in publically-traded common stock in various corporations with an aggregate cost of $26,265 (after adjustment for other-then-temporary losses in 2010 & 2011) and a fair market value, based on published market prices, of $55,864.  The accumulated unrealized gain on these securities is $29,599 and is shown as accumulated other comprehensive gain on these financial statements.

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

As of December 31, 2012:
The Company held twelve investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $60,493.  The accumulated unrealized gain on these securities is $29,599 and is shown as accumulated other comprehensive gain on these financial statements.  Of the investments, one was in a loss position for a total aggregate unrealized loss of $2,497 and had been in a loss position for more than twelve months.  None of the losses were determined to be other-than-temporary as of December 31, 2012.

NOTE 5 – Notes receivable

Newman:

On April 18, 2008, Rubicon amended its $20,000 note receivable with its RREM subsidiary, whereby Joel Newman, the former President of RREM accepted full liability for the principal balance of $20,000. The amended terms require interest to accrue at a rate of 6% per annum and matured on April 18, 2009.  In addition, Mr. Newman owes $5,000 in the form of a demand note, which accrues interest at a rate of 6% per annum.  On March 18, 2008, Rubicon received the initial payment of $898 representing principal in the amount of $798 and interest of $100. The combined outstanding principal balance as of December 31, 2009 was $24,202.  Accrued interest earned on this note was $2,858 as of December 31, 2009.   During the year ended December 31, 2010, the Company and Mr. Newman reached an agreement consolidating the outstanding principal balance and accrued interest balance into a new note in the amount of $27,739.  The note bears interest of 6% and was due on December 31, 2010.  As of December 31, 2010 the note balance was $15,239 and the balance of accrued interest was $488.  In September of 2011, the note balance was $15,239 and the balance of accrued interest was $1,173 for a total amount receivable of $16,412.  In September of 2011, the Company reached a settlement with Mr. Newman for the note to be relieved with Mr. Newman returning 184,000 shares of common stock to the Company for cancellation.  As of December 31, 2011and 2012, there is no balance due on this note receivable.

Riviello:

On June 3, 2008, Rubicon was issued a note receivable in the amount of $100,000 from Marc Riviello pursuant to the “Stock Repurchase and Settlement Agreement”. The note accrues interest at a rate of 6% per annum and was due June 1, 2009.   The loan was not repaid and subsequently the Company took legal action against Mr. Riviello and won an initial settlement claim in excess of $100,000.  As of December 31, 2010, the Company, has not been able to collect on the principal balance and the balance remained $100,000.  Accrued interest earned on this note was $15,500 as of December 31, 2010 and $18,500 as of September 30, 2011.  During the quarter ended September 30, 2011, The Company determined that the settlement agreement’s collection was in doubt and took a bad debt write-off of the full $118,500.  As of December 31, 2011 and 2012, there is no balance due on this note receivable.

Brown:

On December 27, 2010, the Company was issued a note receivable in the amount of $19,037.  The note does not bear interest and is due in monthly installments through May of 2013.  The balance of the note as of December 31, 2010 was $19,037.  During the year ended December 31, 2011, no payments were received and the balance of the note as of December 31, 2011 was $19,037.  During the year ended December 31, 2012, this note was paid off and the balance of the note as of December 31, 2012 was $0.

Miscellaneous:

During the year ended December 31, 2011, the Company issued a total of four notes receivable in the total amount of $95,571.  $44,667 in payments were received during the year ended December 31, 2011 and the balance due was $50,904 as of December 31, 2011.  $50,904 in payments were received during the year ended December 31, 2012 and the balance due was $0 as of December 31, 2012 relating to these notes.  The notes did not bear interest.

During the year ended December 31, 2012, the Company issued a total of three notes receivable in the total amount of $67,485.  $1,250 in payments were received during the year ended December 31, 2012 and the balance due was $66,235 as of December 31, 2012 relating to these notes.  The notes did not bear interest.

As of December 31, 2012 and 2011, there is a total of $66,235 and $69,941 receivable, respectively.

NOTE 6 – Accounts Receivable
Amounts receivable from clearing organizations and others at December 31, 2012 consisted of the following:

APEX Clearing Corporation	$269,883
Others	489
Wedbush Morgan Securities	132,336
$402,708

NOTE 7 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of December 31, 2012 and 2011, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

NOTE 8 – Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2012	2011
Furniture	$60,921	$57,943
Equipment	197,464	197,464
Software	35,979	35,979
	294,364	291,386
Accumulated depreciation	(268,347)	(250,367)
	$26,017	$41,019

During the years ended December 31, 2012 and 2011, depreciation expense was $17,980 and $27,038, respectively.

NOTE 9 – Notes payable and Line of Credit
Notes payable consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2013.	$8,653	$42,812

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2011, and matures in March of 2014.	42,835	75,886

Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest of 14%, and matures in December of 2015.	712,256	-
	$763,744	$118,698

As of December 31, 2012, $254,335 of the notes payable is short-term and $509,409 is long-term.  As of December 31, 2011 $67,270 of the notes payable is short-term and $51,428 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000.  The line is collateralized by Rubicon’s deposits at the bank.  The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2012.  The line matures on March of 2014.  As of December 31, 2012 and 2011, Rubicon had borrowed $200,000 on the line.  As of December 31, 2012, the balance due was $200,000.

As part of the note payable the Company signed in December of 2012, the Company paid $21,000 in financing related costs.  These costs have been capitalized as of December 31, 2012 and will be amortized into interest expense using the interest method over the life of the note.  $0 was amortized into expense for the year ended December 31, 2012.

Interest expense for the year ended December 31, 2012 and 2011 was $30,810 and $18,775 respectively.

NOTE 10 – Income taxes
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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2012 and 2011.

The Company’s operations for the year ended December 31, 2012 and 2011 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2012 and 2011, the Company has net operating loss carry-forwards which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.   The provision for income taxes consists of the following:

	As of December 31,
	2012	2011
Benefits of deferred tax assets	$108,912	$161,100
Change in valuation allowance	(108,912)	(161,100)
Provision for income tax	$-	$-

Below is a summary of deferred tax asset calculations as of December 31, 2012 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34%
Net operating loss	$11,635,225	$3,955,977
Unrealized losses	300,756	102,257
		4,058,234
Valuation allowance		(4,058,234)
Deferred tax asset		$-

Below is a summary of deferred tax asset calculations as of December 31, 2011 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34%
Net operating loss	$10,985,663	$3,735,125
Unrealized losses	629,991	214,197
		3,949,322
Valuation allowance		(3,949,322)
Deferred tax asset		$-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2012.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2012	2011
Federal and state statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)
	-	-

NOTE 11 – Stockholders’ equity

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock; of which 1,000,000 shares are designated as Series A Convertible Preferred Stock and 1,000,000 shares are designated as Series B Convertible Preferred Stock. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series.

Series A Convertible Preferred Stock

Holders of Series A Convertible Preferred Stock shall not have the right to vote on matters that come before the stockholders. The Series A Convertible Preferred Stock is redeemable at the Company’s option, in whole or in part, at a redemption price of $2.00 per share. Series A Convertible Preferred Stock may be converted at a rate of four shares of common stock for each share of Series A Convertible Preferred stock. In February of 2013, the conversion rate was amended to twenty shares of common stock for each share of Series A preferred stock.  Series A Convertible Preferred Stock ranks senior to common stock in the event of liquidation.

Series B Convertible Preferred Stock

The Company established Series B Convertible Preferred Stock on February 23, 2013.  Holders of Series B Convertible Preferred Stock shall have the right to ten votes for each share held on matters that come before the stockholders. Following the expiration of twelve months from the date of issuance, Series B Convertible Preferred Stock may be converted at a rate of five shares of common stock for each share of Series B Convertible Preferred stock.  Series B Convertible Preferred Stock ranks senior to common stock in the event of liquidation. The Series B Convertible Preferred Stock is redeemable, in whole or in part, at a redemption price of $1.00 per share under the following conditions:

The Company shall be required to utilize certain amounts of funds it receives from equity or debt financing after the date of issuance of shares of Series B Preferred Stock to redeem the shares in accordance with the following: (i) the Company shall utilize 100% of funds received from the issuance and sale of shares of Series A preferred stock to redeem the shares of Series B Preferred Stock; (ii) the Company will not be required to redeem any shares of Series B Preferred stock for financings up to $500,000 in the aggregate; (iii) the Company shall utilize a minimum of 10% of the funds received to redeem the shares of Series B Preferred Stock from financings from $500,001 up to $1,000,000 in the aggregate; and (iv) the Company shall utilize a minimum of 25% of the funds received to redeem the shares of Series B Preferred Stock for financings in excess of $1,000,001 in the aggregate. The Company may choose to redeem the shares of Series B Preferred Stock from time to time after the date of issuance (each a “Redemption Date”), in whole or in part, by paying in cash in exchange for the shares of Preferred Stock to be redeemed a sum equal to $1.00 per Share of Preferred Stock.

As of December 31, 2010, there were 62,500 series A preferred shares issued and outstanding, 14,048,023 common shares issued and outstanding, and 1,000,000 common shares owed but not issued.

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

As of December 31, 2011, there were 62,500 series A preferred shares issued and outstanding, 14,714,023 common shares issued and outstanding, and 525,000 common shares owed but not issued.

2012

In the first quarter of 2012, 275,000 shares owed as of December 31, 2011 were issued.

In July of 2012, 100,000 shares were issued for services.  The shares were valued at market value and $40,000 was expensed.

As of December 31, 2012, there were 62,500 series A preferred shares issued and outstanding, no series B preferred shares issued and outstanding, 15,089,023 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 12 – Warrants and options

Warrants

As of December 31, 2012 and 2011, there are no outstanding warrants.

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

A summary of stock options and warrants as of December 31, 2012 and 2011 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/11:	1,000,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 01/01/12:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 12/31/12:	500,000	$1.00	-	$-
Vested as of 12/31/12:	500,000	$1.00	-	$-

NOTE 13 – Operating Segments
Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of services offered.  Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

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

	The Years Ended
	December 31,
	2012	2011
Revenue
Brokerage services	$14,572,106	$15,311,941
	14,572,106	15,311,941
Expenses
Brokerage services	14,011,602	14,379,549
Corporate	(541,548)	2,963,132
	13,470,054	17,342,681

Net income (loss)	$1,102,052	$(2,036,740)

NOTE 14 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2012 and 2011 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

American International Industries, Inc. Lawsuit:

On December 7, 2011, the Company was served with a Notice of Entry of Judgment on Sister-State Judgment resulting from a purported default judgment entered against it from the District Court of Harris County, Texas 281st Judicial District on or about August 19, 2011. The default judgment was granted to American International Industries, Inc. (“AMIN”) against the Company in the amount of $2,030,114.40.  As of December 31, 2011, the Company recorded a current liability for the default judgment in the amount of $2,030,114.

The Company disputed the validity of the default judgment, believed it had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believed there are a number of other issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction.  During the second quarter of 2012, the default judgment was set aside and the Company lowered the $2,030,114 accrual to $268,000 resulting in lawsuit settlement income of $1,762,114 during the year ended December 31, 2012.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company believes the $268,000 accrue is adequate to cover the final settlement.

The case arises from a suit filed by AMIN in March of 2010 alleging breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities relating to a November 2007 Stock Purchase and Investment Agreement between the Company and AMIN. This suit was originally dismissed by the Texas court in December of 2010, prior to the date the Company was required to answer. The agreement with AMIN was for an aggregate of $2,000,000 through the sale and issuance of 1,000,000 shares of the Company’s restricted common stock for $2.00 per share. Pursuant to the agreement, the Company issued 1,000,000 shares of restricted common stock in exchange for payment by AMIN of $1,000,000 in cash and the issuance of 200,000 shares of AMIN’s restricted common stock, valued at $5.00 per share based on the trading price of AMIN’s common stock at the time.

The Company believes AMIN’s claims are totally without merit and intends to vigorously defend itself from this malicious suit. However, the Company can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it will have a material adverse effect upon the Company.

Scott Arbitration:

The Company was party to an arbitration claim from a former employee for wrongful termination and harassment.  It was the Company’s belief that the claim had no merit and nothing had been accrued in relation to this claim.  In February of 2013, a FINRA arbitration panel issued an order awarding $300,000 in compensatory damages and $125,863 in attorney’s fees to the former employee.  This amount has been recorded as an accrued liability as of December 31, 2012 and legal settlement expense of $425,863 has been recorded in the year ended December 31, 2012. A total of $445,513 has been recorded as an accrued liability as of December 31, 2012 and legal settlement expense of $425,863 has been recorded in the year ended December 31, 2012.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $472,500 and $421,350 as of December 31, 2012 and 2011, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Office lease agreements

In October of 2009, the Company entered into a long-term lease agreement for office space in Irvine, California commencing January 1, 2010 and ending on June 30, 2015.  In December of 2012, the Company entered into a long-term lease agreement for office space in New York, New York commencing January 1, 2013 and ending on December 31, 2014.  The annual lease payments due pursuant to these agreements are as follows:

Year Ending
December 31,	Amount
2013	$317,938
2014	324,232
2015	114,398
Total	$756,568

Rent expense is included in general and administrative expense and totaled $169,416 and $164,650 for the years ended December 31, 2012 and 2011, respectively.

NOTE 15 – Net capital requirement
The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2011, NCS had net capital of $701,303 and was $601,303 in excess of its required net capital of $100,000.  At December 31, 2012, NCS had net capital of $142,211 and was $42,211 in excess of its required net capital of $100,000.

Note 16 - Fair Value Measurements
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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,947,538	$-	-	$1,947,538
Accounts receivable	-	402,708	-	402,708
Marketable securities	60,493	-	-	60,493
Notes and interest receivable	-	66,235	-	66,235
Accounts payable	-	840,681	-	840,681
Accrued expenses	-	1,962,152	-	1,962,152
Notes payable	-	763,744	-	763,744

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,732,006	$-	-	$1,732,006
Accounts receivable	-	527,019	-	527,019
Marketable securities	55,864	-	-	55,864
Notes and interest receivable	-	69,941	-	69,941
Accounts payable	-	725,380	-	725,380
Accrued expenses	-	1,298,820		1,298,820
Accrued legal settlement	-	2,030,114	-	2,030,114
Notes payable	-	318,698	-	318,698

Note 17 – Subsequent Events
The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

The Company established Series B Convertible Preferred Stock on February 23, 2013.  Holders of Series B Convertible Preferred Stock shall have the right to ten votes for each share held on matters that come before the stockholders. Following the expiration of twelve months from the date of issuance, Series B Convertible Preferred Stock may be converted at a rate of five shares of common stock for each share of Series B Convertible Preferred stock.  Series B Convertible Preferred Stock ranks senior to common stock in the event of liquidation. The Series B Convertible Preferred Stock is redeemable, in whole or in part, at a redemption price of $1.00 per share under the following conditions:

The Company shall be required to utilize certain amounts of funds it receives from equity or debt financing after the date of issuance of shares of Series B Preferred Stock to redeem the shares in accordance with the following: (i) the Company shall utilize 100% of funds received from the issuance and sale of shares of Series A preferred stock to redeem the shares of Series B Preferred Stock; (ii) the Company will not be required to redeem any shares of Series B Preferred stock for financings up to $500,000 in the aggregate; (iii) the Company shall utilize a minimum of 10% of the funds received to redeem the shares of Series B Preferred Stock from financings from $500,001 up to $1,000,000 in the aggregate; and (iv) the Company shall utilize a minimum of 25% of the funds received to redeem the shares of Series B Preferred Stock for financings in excess of $1,000,001 in the aggregate. The Company may choose to redeem the shares of Series B Preferred Stock from time to time after the date of issuance (each a “Redemption Date”), in whole or in part, by paying in cash in exchange for the shares of Preferred Stock to be redeemed a sum equal to $1.00 per Share of Preferred Stock.

In February of 2013, the Company sold 426,000 shares of series B preferred stock to an officer/director for $426,000.

In February of 2013, the conversion rate of the series A preferred stock was changed from 4 shares of common for each share of preferred to twenty shares of common for each share of preferred in return for the holders waiving all past and future dividends.

In March of 2013, the current CEO/President of NCS, Kathleen McPherson, and chief compliance officer, Stephen Washburn, resigned. Concurrently therewith, NCS appointed a new CEO, Donald Wajnowski, Jr., and CFO, chief compliance officer and FINOP, Richard Onesto.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

Binder Term Note

On December 7, 2012, we received $726,500 under the terms of a term note dated November 30, 2012 between us and Gordon and Adele Binder, Community Property (the “Term Note”). The Term Note matures on November 27, 2015 and bears interest at a fixed rate of 14%. Proceeds from the Term Note will be used for general working capital.

In addition, in connection with the execution of the Term Note, we entered into a security agreement (the “Security Agreement”) whereby we pledged all of our assets, including its 100% ownership in Newport Coast Securities, Inc., as collateral for the Term Note.

We are required to maintain a debt service coverage ratio on a consolidated basis of at least 1 to 1 measured quarterly. We must also maintain a minimum of $100,000 in aggregate cash on hand at the end of each month during the term of the Term Note. The Term Note and Security Agreement contain other customary loan covenants and default provisions that, if triggered, would cause the acceleration of debt incurred under the Term Note and other default penalties in favor of the lender.

The foregoing description of the Term Note and Security Agreement is not complete and is qualified in its entirety by reference to such agreements, which were attached as Exhibits 10.1 and 10.2, respectively, to the Form 8-K filed on December 14, 2012.

Amendment To Series A Convertible Preferred Stock and Authorization of Series B Convertible Preferred Stock

On February 23, 2013, all of the holders of 8% Series A Convertible Preferred Stock consented to and our board of directors authorized (i) the amendment and restatement of the rights and preferences of the 8% Series A Convertible Preferred Stock, and (ii) a new Series B Convertible Preferred Stock.

Effective March 5, 2013, we filed an Amended and Restated Certificate of Designation for the 8% Series A Convertible Preferred Stock and a Certificate of Designation authorizing the Series B Convertible Preferred Stock. A copy of the Amended and Restated Certificate of Designation for the 8% Series A Convertible Preferred Stock and the Certificate of Designation for the Series B Convertible Preferred Stock were attached to the Form 8-K filed on March 7, 2013 as Exhibits 4.1 and 4.2, respectively.

Amended and Restated Series A Preferred Stock

The rights, preferences, restrictions and other matters relating to the Series A Preferred Stock are as follows:

The number of shares constituting the Series A Convertible Preferred Stock shall be 1,000,000. Such number of shares may be increased or decreased by resolution of the Board; provided, that no decrease shall reduce the number of shares of Series A Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series A Convertible Preferred Stock.

Section 1. DESIGNATION. The Shares are designated as the Company’s Series A Convertible Preferred Stock (the “Shares”).

Section 2. DIVIDEND PROVISIONS. The holders of the Shares will not be entitled to dividends.

Section 3. REDEMPTION.

(a) This Company may at any time following the first anniversary from the date of issuance (the “Redemption Date”), at the option of the Board, redeem in whole or in part the Shares by paying in cash in exchange for the Shares to be redeemed a sum equal to the Original Series A Issue Price ($2.00) (as adjusted for any stock dividends, combinations or splits with respect to such Shares) plus all declared or accumulated but unpaid dividends on such Shares (the “Redemption Price”). Any redemption affected pursuant to this provision shall be made on a pro rata basis among the holders of the Shares in proportion to the number of Shares then held by them.

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

Section 4. CONVERSION. The holders of the Shares shall have conversion rights as follows (the “Conversion Rights”):

(a) Right to Convert. Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.10 (the “Conversion Price”) (i.e. every 1 Share converts to 20 shares of Common Stock), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth (5th) day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock.

(b) Mechanics of Conversion. Before any holder of Shares shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Company or of any transfer agent for the Shares, and shall give written notice to this Company at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Shares, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Shares to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

(c) No Impairment. This Company will not, by amendment of its Certificate of incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Company, but will at all times in good faith assist in the carrying out of all the provisions of this section and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Shares against impairment.

(d) Reservation of Stock Issuable Upon Conversion. This Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Shares, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Shares; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Shares, in addition to such other remedies as shall be available to the holder of such Shares, this Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes, including, without limitation, engaging in best efforts to obtain the requisite shareholder approval of any necessary amendment to the Company’s Certificate of incorporation.

(e) Notice. Any notice required by the provisions of this section to be given to the holders of Shares shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Company.

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

(d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Shares with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or

(e) amend the Company’s Articles of Incorporation or bylaws.

Series B Convertible Preferred Stock

The rights, preferences, restrictions and other matters relating to the Series A Preferred Stock are as follows:

The number of shares constituting the Series B Convertible Preferred Stock shall be 1,000,000. Such number of shares may be increased or decreased by resolution of the Board; provided, that no decrease shall reduce the number of shares of Series B Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series B Convertible Preferred Stock.

Section 1. DESIGNATION. The Shares are designated as the Company’s Series B Convertible Preferred Stock (the “Shares”).

Section 2. DIVIDEND PROVISIONS. The holders of the Shares will not be entitled to dividends.

Section 3. REDEMPTION.

(a) The Company shall be required to utilize certain amounts of funds it receives from equity or debt financing after the date of issuance of shares of Preferred Stock to redeem the shares in accordance with the following: (i) the Company shall utilize 100% of funds received from the issuance and sale of shares of Series A preferred stock to redeem the shares of Preferred Stock; (ii) the Company will not be required to redeem any shares of Preferred stock for financings up to $500,000 in the aggregate; (iii) the Company shall utilize a minimum of 10% of the funds received to redeem the shares of Preferred Stock from financings from $500,001 up to $1,000,000 in the aggregate; and (iv) the Company shall utilize a minimum of 25% of the funds received to redeem the shares of Preferred Stock for financings in excess of $1,000,001 in the aggregate. The Company may choose to redeem the shares of Preferred Stock from time to time after the date of issuance (each a “Redemption Date”), in whole or in part, by paying in cash in exchange for the shares of Preferred Stock to be redeemed a sum equal to $1.00 per Share of Preferred Stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared or accumulated but unpaid dividends on such shares (the "Redemption Price"). Any redemption effected pursuant to this subsection (3)(a) shall be made on a pro rata basis among the holders of the Preferred Stock in proportion to the number of shares of Preferred Stock then held by them. Notwithstanding anything set forth above, the Board may redeem any outstanding Shares of Preferred Stock from time to time in its sole discretion in accordance with this Section 3.

(b) Subject to the rights of series of preferred stock which may from time to time come into existence, at least two (2) but no more than thirty (30) days prior to each Redemption Date, written notice shall be mailed, first class postage prepaid, to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the Preferred Stock to be redeemed, at the address last shown on the records of this corporation for such holder, notifying such holder of the redemption to be effected, specifying the number of shares to be redeemed from such holder, the Redemption Date, the Redemption Price, the place at which payment may be obtained and calling upon such holder to surrender to this corporation, in the manner and at the place designated, his, her or its certificate or certificates representing the shares to be redeemed (the "Redemption Notice"). Except as provided in subsection (3)(c) on or after the Redemption Date, each holder of Preferred Stock to be redeemed shall surrender to the Company the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled. In the event less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

(c) From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holders of Shares of Preferred Stock designated for redemption in the Redemption Notice as holders of Preferred Stock (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of this corporation or be deemed to be outstanding for any purpose whatsoever. Subject to the rights of series of preferred stock which may from time to time come into existence, if the funds of the corporation legally available for redemption of shares of Preferred Stock on any Redemption Date are insufficient to redeem the total number of shares of Preferred Stock to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon their holdings of Preferred Stock. The shares of Preferred Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. Subject to the rights of series of preferred stock which may from time to time come into existence, at any time thereafter when additional funds of the corporation are legally available for the redemption of shares of Preferred Stock, such funds will immediately be used to redeem the balance of the shares which the corporation has become obliged to redeem on any Redemption Date but which it has not redeemed.

Section 4. CONVERSION. Following the expiration of twelve months from the date of issuance, the holders of the Shares shall have conversion rights as follows (the “Conversion Rights”):

(a) Right to Convert. Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.20 (the “Conversion Price”) (i.e. every 1 Share converts to 5 shares of Common Stock), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth (5th) day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock.

(b) Mechanics of Conversion. Before any holder of Shares shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Company or of any transfer agent for the Shares, and shall give written notice to this Company at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Shares, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Shares to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

(c) No Impairment. This Company will not, by amendment of its Certificate of incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Company, but will at all times in good faith assist in the carrying out of all the provisions of this section and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Shares against impairment.

(d) Reservation of Stock Issuable Upon Conversion. This Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Shares, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Shares; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Shares, in addition to such other remedies as shall be available to the holder of such Shares, this Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes, including, without limitation, engaging in best efforts to obtain the requisite shareholder approval of any necessary amendment to the Company’s Certificate of incorporation.

(e) Notice. Any notice required by the provisions of this section to be given to the holders of Shares shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Company.

Section 5. LIQUIDATION PREFERENCE.

(a) In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $1.00 for each outstanding Share and (ii) an amount equal to 12% of such amount for each 12 months that has passed since the date of issuance of any Shares plus any accrued or declared but unpaid dividends on such Share (such amount (of declared but unpaid dividends) being referred to herein as the “Premium”). If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, subject to the rights of series of preferred stock that may from time to time come into existence, the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Shares in proportion to the preferential amount each such holder is otherwise entitled to receive.

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

Section 6. VOTING RIGHTS. Holders of the Shares shall be entitled to cast ten (10) votes for each Share held on all matters presented to the stockholders of the Corporation for stockholder vote which shall vote along with holders of the Corporation’s Common Stock on such matters.

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

(e) issue any cash dividend to the holders of its Common Stock, without the full prior redemption of all outstanding Shares of Preferred stock; or

(f) amend the Company’s Articles of Incorporation or bylaws.

Arbitration Award

On February 22, 2013, a FINRA arbitration panel issued an order awarding Deborah Ann Scott $300,000 in compensatory damages and $125,863.06 in attorneys’ fees, including interest at a rate of 10% per annum from the date of the award until the award is paid in full, jointly and severally against our wholly owned operating subsidiary, Newport Coast Securities, Inc., each of our board members and the chief compliance officer of Newport Coast Securities. The award was paid on or about February 26, 2013.

We utilized the $426,000 in proceeds from the sale of the Series B Preferred Stock described above to contribute capital into Newport Coast Securities, Inc. Accordingly, the regulatory capital of Newport Coast Securities, Inc. will not change as a result of the award.

Change in NCS Management

In March of 2013, the current CEO/President of NCS, Kathleen McPherson, and chief compliance officer, Stephen Washburn, resigned. Concurrently therewith, NCS appointed a new CEO, Donald Wajnowski, Jr., and CFO, chief compliance officer and FINOP, Richard Onesto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of Rubicon’s executive officers and directors.

Name	Age	Title(s)
Joseph Mangiapane, Jr.	47	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kathleen McPherson	55	Director and Chief Executive Officer of NCS

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

Kathleen McPherson has been a consultant for us since September 11, 2007 and NCS, providing services in the area of corporate structure, marketing, strategic alliances, and other matters relating to our management and growth. In November of 2009, Ms. McPherson became the chief executive officer of NCS. In March of 2013, Ms. McPherson resigned as an executive officer of NCS, but remains as chairman of NCS. Ms. McPherson has 33 years experience in the securities industry and has been involved in the start-up of a broker-dealer in 1991 (Brookstreet Securities Corporation), and formed a Registered Investment Advisor in 1993, growing the firm from 15 to over 650 account executives with over $120,000,000 in annual revenues.  At this same company, the Alternative Investment area under Ms. McPherson’s direction grew to approximately $300,000,000 in gross annual sales over a six year period.  Ms. McPherson left Brookstreet in June of 2007. Ms. McPherson also has investment banking experience in the formation, marketing and distribution of securities offerings through both public and private placements since 1978.  From 1984 to 1990, she was the sole principal responsible for operating the Syndication Division and Broker-Dealer arm of Keystone Mortgage Company in Los Angeles, California, which structured public and private placement real estate investments distributed through the broker-dealer channel.  Ms. McPherson graduated from San Diego State University in 1979 with a B.S. in Business and holds ten separate securities and principal licenses.

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

On May 21, 2009, the SEC filed a civil complaint against eight individuals, including Joseph Mangiapane, Jr., our chief executive officer, principal financial officer, president, secretary and treasurer, alleging violations of the antifraud, registration, and other provisions of the federal securities laws. Mr. Mangiapane was a registered representative with AIS Financial, Inc., a previously registered broker/dealer, at all times relevant to the allegations (August 2006 to February 2007). The SEC’s civil complaint is currently on stay at the SEC’s request.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2012.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2012 and 2011 for our chief executive officer and other executive officers, whom we refer to throughout this report as our named executive officers, whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Restricted Stock Awards ($)	All Other Compen- sation ($)	Total ($)

Joseph Mangiapane, Jr.	2012	$276,850	$--	$--	$--	$--	$276,850
Chief Executive Officer/President	2011	$238,300	$--	$--	$--	$--	$238,300
Principal Financial Officer

Grants of Plan-Based Awards in Fiscal 2010

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

There were no outstanding equity awards to our named executive officers at December 31, 2012.

Option Exercises for 2012

There were no options exercised by our named executive officers in fiscal 2012.

Executive Employment Agreements

Joseph Mangiapane, Jr.:

On January 1, 2007, Rubicon entered into an employment agreement with Joseph Mangiapane, Jr., its Chief Executive Officer.  The Employment Agreement provided for a term commencing on January 1, 2007 and expiring on December 31, 2010, with an automatic two year renewals unless otherwise terminated as described in the agreement.  The Employment Agreement has been extended through December 31, 2014. Mr. Mangiapane is entitled to the following current compensation pursuant to the Employment Agreement, as extended.

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

•	As a signing bonus, Mr. Mangiapane was granted an option to purchase 500,000 shares of our common stock for $1.00 per share for a period of five (5) years. These options expired on December 31, 2011.
•	Mr. Mangiapane will be eligible to participate in Rubicon’s Stock Option Plan and Stock Purchase Plan during the term of his employment.
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

Director Compensation

The following table sets forth compensation paid to Rubicon’s board members during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Kathleen McPherson	-	-	-	-	$412,295.77	(1)	$412,295.77

Joseph Mangiapane, Jr. (2)	-	-	-	-	-		-

(1)	Amount represents salary, bonus and commissions paid to Ms. McPherson from NCS during fiscal 2012.
(2)	Mr. Mangiapane is our sole officer, as such his compensation as an officer is disclosed above under Executive Compensation.

Directors generally receive equity compensation of 2,500 restricted shares of common stock per year of service; however, directors were not issued any shares for fiscal years 2012 and 2011. Further, directors who are not employees receive compensation of $500 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may also receive grants of options to purchase shares of Rubicon common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Rubicon’s knowledge, about the ownership of Rubicon’s common stock on March 27, 2012 relating to those persons known to beneficially own more than 5% of Rubicon’s capital stock and by Rubicon’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 15,089,023 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after March 27, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Rubicon’s common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
Joseph Mangiapane, Jr., Chief Executive Officer and Chairman(3)	2,284,222	(4)	15.1%
Kathleen McPherson, Director(3)	1,502,500	(5)	9.6%
Directors and Officers as a Group	3,786,711		24.7%

The Bettingen 1999 Trust U/D/T October 8, 1999 4100 Newport Place, STE# 630 Newport Beach, CA 92660	1,200,000		8.0%

Timothy McDermott 4100 Newport Place, Suite 630 Newport Beach, CA 92660	900,100		6.0%
Total Beneficial Owners as a group	2,100,100		14.0%

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
(5)
Includes 25,000 shares of Series A Convertible Preferred Stock that are convertible into 500,000 shares of common stock. Does not include 426,000 shares of Series B Convertible Preferred Stock that are convertible into 2,130,000 shares of common stock at any time after February 23, 2014.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 regarding outstanding options granted under the plans, warrants issued to consultants and options/shares reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	500,000(1)	$1.00	5,131,250

Equity compensation plans not approved by stockholders	--	--	--
Total	500,000	$1.00	5,131,250	(2)

(1)	The 500,000 options granted under our 2007 stock option plan expire in July of 2013.
(2)	As of December 31, 2012, 2,000,000 options were available for issuance under our 2007 stock option plan and 3,131,250 options/shares were available for issuance under our 2007 acquisition stock plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2012 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($51,288); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Kathleen McPherson

Kathleen McPherson, one of our current directors and the chief executive officer of NCS, received $412,295.77 in cash compensation for services performed for NCS during 2012. Our board of directors reviewed Ms. McPherson’s relationships with us and consented to the potential conflicts of interests involving Ms. McPherson.

Director Independence

Our board of directors has affirmatively determined that none of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Weaver Martin & Samyn, LLC served as our principal independent public accountants for fiscal 2012 and 2011 years. Aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by Weaver Martin & Samyn, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2012	2011

(1) Audit Fees(1)	$67,450	$75,750
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$67,450	$75,750

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b)           2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2(c)	9/21/11
2.1(b)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – Dated August 29, 2011		8-K		3(i)(i)	9/21/11
2.1(c)	Certificate of Merger of Rubicon Financial Incorporated, Nevada corporation and Rubicon Financial Incorporated, Delaware corporation		8-K		3(i)(j)	9/21/11
2.2	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.2(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.2(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.2(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008		8-K		2.7(d)	03/21/08
2.3	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)	Articles of Incorporation, as currently in effect		8-K		3(i)(h)	9/21/11
3.1(ii)	Bylaws, as currently in effect		8-K		3(ii)(c)	9/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
4.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock		8-K		4.1	03/07/13
4.3	Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.2	03/07/13
10.1†	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Term Note with Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.1	12/14/12
10.5	Security Agreement in favor of Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.2	12/14/12
21.1	List of Subsidiaries	X
23.1	Consent of Weaver Martin & Samyn, LLC	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

Date: March 29, 2013	By:	/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer	March 29, 2013
and Principal Financial Officer)

/s/ Kathleen McPherson	Director	March 29, 2013
Kathleen McPherson