Form 10-Q
period 2013-03-31
RUBICON FINANCIAL INC
filed 2013-05-15
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on May 10, 2013, was 17,005,691, which includes 1,916,668 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
		Audited
Assets
Current assets:
Cash	$1,901,319	$1,785,736
Cash – restricted	96,229	161,802
Marketable securities	75,890	60,493
Accounts receivable	475,519	402,708
Prepaid expenses	23,340	28,705
Notes receivable	70,318	66,235
Other current assets	113,559	113,559
Total current assets	2,756,174	2,619,238
Fixed assets, net of accumulated depreciation of $272,278 and $268,347, respectively	47,590	26,017
Other assets:
Contract advances	94,858	104,164
Capitalized financing costs	21,000	21,000
Deposits	30,438	11,916
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,549,967	2,540,751
Total assets	$5,353,731	$5,186,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$716,933	$840,681
Accrued expenses	1,052,814	557,139
Investment obligation	487,000	487,000
Line of credit	200,000	200,000
Note payable, current portion	253,550	254,335
Accrued legal settlement	-	445,513
Contingent liabilities	507,500	472,500
Total current liabilities	3,217,797	3,257,168
Long term liabilities:
Note payable	443,153	509,409

Redeemable Preferred Stock, Series B, $0.001 par value, 1,000,000 shares authorized, 426,000 issued and outstanding as of March 31, 2013	426,000	-

Stockholders’ equity
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,089,023 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	15,089	15,089
Common stock owed but not issued, 250,000 shares as of March 31, 2013 and December 31, 2012, respectively	250	250
Additional paid in capital	18,433,990	18,433,990
Other comprehensive losses	29,599	29,599
Accumulated (deficit)	(17,212,210)	(17,059,562)
Total stockholders’ equity	1,266,781	1,419,429
Total liabilities and stockholders’ equity	$5,353,731	$5,186,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue	$3,970,707	$4,214,600

Expenses:
Direct costs	3,219,104	3,164,488
Consulting	10,520	24,429
Professional fees	198,155	375,381
Executive compensation	162,992	165,250
General and administrative expenses	505,670	415,375
Depreciation	3,931	4,738
Total operating expenses	4,100,372	4,149,661

Net operating income (loss)	(129,665)	64,939

Other income (expense):
Interest expense	(29,284)	(3,844)
Interest income	2,101	3,190
Other income	4,200	19,665
Total other income (expense)	(22,983)	19,011

Net income (loss)	(152,648)	83,950

Other comprehensive income (loss)	-	1,356

Total comprehensive income (loss)	$(152,648)	$85,306

Weighted average number of common shares Outstanding – basic	15,089,023	14,911,825

Net income (loss) per share – basic	$(0.01)	$0.01

Weighted average number of common shares Outstanding – diluted	N/A	15,161,825

Net income (loss) per share – diluted	N/A	0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(152,648)	$83,950
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	3,931	4,738
Stock issued for compensation	-	-
Changes in operating assets and liabilities
Accounts receivable	(72,811)	(189,380)
Prepaid expenses	5,365	17,614
Deposits and other assets	(18,522)	(4,580)
Accounts payable and accrued liabilities	(38,586)	21,035
Deferred revenue	-	(1,510)
Contract advances	9,306	21,250
Note receivable	(4,083)	32,803
Net cash (used) by operating activities	(268,048)	(14,080)

Cash flows from investing activities
Purchase of fixed assets	(25,504)	-
Purchase/proceeds of investments, net	(15,397)	2,979
Net cash (used) by investing activities	(40,901)	2,979

Cash flows from financing activities
Payments on note payable	(67,041)	(16,600)
Proceeds from preferred stock issue	426,000	-
Net cash provided by financing activities	358,959	(16,600)

Net (decrease) increase in cash	50,010	(27,701)
Cash – beginning	1,947,538	1,732,006
Cash – ending	$1,997,548	$1,704,305

Supplemental disclosure
Interest paid	$29,284	$3,844
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Notes to Condensed Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization
The Company was incorporated in the State of Delaware on April 28, 1986 (“Inception”) and was formerly known as Art World Industries (“AWI”). On August 6, 2002, the Company changed its name to ISSG, Inc. On September 6, 2006; the Company changed its name to Rubicon Financial Incorporated. On June 2, 2008, the Company completed its acquisition of Newport Coast Securities, Inc. (“NCS”), a California corporation registered with the Financial Industry Regulatory Authority.

Principles of Consolidation
The financial statements as of December 31, 2012 and for the three months ended March 31, 2013 and 2012 include those of: Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary are collectively referred to herein as the “Company”.

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

Fixed Assets
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:  Equipment – 5 years and Furniture – 7 years.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2012 or March 31, 2013.  Depreciation expense for the three months ended March 31, 2013 and 2012 was $3,931 and $4,738, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the three months ended March 31, 2013 and 2012.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of March 31, 2013 and December 31, 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the periods and therefore no allowances has been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2013 and December 31, 2012 due to their short-term nature.  See Note 12 for further details.

Earnings (Loss) per Common Share
Net earnings (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings (loss) by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if preferred stock, stock options and warrants were exercised into common stock. For the three months ended March 31, 2013 and 2012, the denominator in the diluted EPS computation is greater than the denominator for basic EPS due to the effects of common stock that could be issued if the preferred stock was converted to common.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Pronouncements
The Company reviewed all recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Year-end
The Company has adopted December 31, as its fiscal year end.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2012.

NOTE 2 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“Apex”) and Wedbush, Morgan Securities, Inc. (“Wedbush”).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of March 31, 2013, the Company maintained deposits with Apex and Wedbush of $34,817 and $61,412, respectively, for total restricted cash of $96,229.  As of December 31, 2012, the Company maintained deposits with Apex and Wedbush of $100,390 and $61,412, respectively, for total restricted cash of $161,802.

NOTE 3 – Goodwill
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified goodwill of $2,403,671.  This asset was evaluated for impairment as of March 31, 2013 and December 31, 2012 and management determined that no impairment was needed.

NOTE 4 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. During the year ended December 31, 2011, the Company made the determination that two of the investments had unrealized losses that were other-than-temporary and realized the losses.  As of December 31, 2012, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized. None of the investments have been hedged in any manner.

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

As of March 31, 2013:

The Company held seven investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $75,890.  The accumulated unrealized gain on these securities is $29,599 and is shown as accumulated other comprehensive gain on these financial statements.  Of the investments, one was in a loss position for a total aggregate unrealized loss of $2,891 and had been in a loss position for more than twelve months.  None of the losses were determined to be other-than-temporary as of March 31, 2013.

NOTE 5 – Notes receivable

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

During the year ended December 31, 2012, the Company issued a total of three notes receivable in the total amount of $67,485.  $1,250 in payments were received during the year ended December 31, 2012 and the balance due was $66,235 as of December 31, 2012.  During the three months ended March 31, 2013, the Company issued an additional note receivable in the amount of $10,000.  $5,917 in payments were received during the three months ended March 31, 2013 and the balance receivable was $70,318 as of March 31, 2013.

As of December 31, 2012 and March 31, 2013, there is a total of $66,235 and $70,318 in notes receivable, respectively.

NOTE 6 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of March 31, 2013 and December 31, 2012, the Company owed accrued payroll to one of its officers/directors in the amount of $13,500.

During the three months ended March 31, 2013, 426,000 shares of Series B convertible preferred stock were sold to an officer/director of the Company for $426,000.  See note 8 for further details.

NOTE 7 – Notes payable
Notes payable consist of the following at December 31, 2012 and March 31, 2013:

	December 31, 2012	March 31, 2013
Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest at 14%, and matures in December of 2015	$712,256	$662,307

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matures in March of 2013.	8,653	$-

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matures in March of 2014.	42,835	34,396

	$763,744	$696,703

As of March 31, 2013, $253,550 of the notes payable are short-term and $443,153 are long-term. As of December 31, 2012 $254,335 of the notes payable is short-term and $509,409 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000. The line is collateralized by Rubicon’s deposits at the bank. The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2012. The line matures in March of 2014.  As of December 31, 2012 and March 31, 2013, Rubicon had borrowed $200,000 on the line.

Interest expense, related to the above, for the three months ended March 31, 2013 and 2012 was $29,284 and $3,844, respectively.

NOTE 8 – Stockholders’ equity

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

Series A Convertible Preferred Stock

Holders of Series A Convertible Preferred Stock shall not have the right to vote on matters that come before the stockholders. The Series A Convertible Preferred Stock is redeemable at the Company’s option, in whole or in part, at a redemption price of $2.00 per share. Originally, the Series A Convertible Preferred Stock may be converted at a rate of four shares of common stock for each share of Series A Convertible Preferred stock. In February of 2013, the conversion rate was amended to twenty shares of common stock for each share of Series A convertible preferred stock.  Series A Convertible Preferred Stock ranks senior to common stock in the event of liquidation.

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

Year Ended December 31, 2012

In the three months ended March 31, 2012, 275,000 shares of common stock that were owed but not issued at December 31, 2011 were issued.

In July of 2012, 100,000 shares of common stock were issued to an employee as compensation valued at $40,000.  The common stock was valued at the market value on the day of the grant.

As of December 31, 2012, there were 62,500 Series A preferred shares issued and outstanding, 15,089,023 common shares issued and outstanding, and 250,000 common shares owed but not issued.

Three Months Ended March 31, 2013

In February of 2013, the Company sold 426,000 shares of Series B preferred stock to an officer/director for $426,000.

As of March 31, 2013, there were 62,500 Series A preferred shares issued and outstanding, 426,000 Series B preferred shares issued and outstanding, 15,089,023 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 9 – Warrants and options

Warrants

As of March 31, 2013 and December 31, 2012, there are no outstanding warrants.

Options

On June 2, 2008, the Company granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  The options expire on June 2, 2013.

A summary of stock options and warrants as of March 31, 2013 and December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/12:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 12/31/12:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 3/31/13:	500,000	$1.00	-	$-
Vested as of 3/31/13:	500,000	$1.00	-	$-

NOTE 10 – Operating Segments
Rubicon’s operating segments are evidence of its internal organization. The major segments are defined by the type of financial services offered.  Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and intercompany eliminations.

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

	The Three Months Ended
	March 31,
	2013	2012
Revenue
Brokerage services	$3,970,707	$4,214,600
	3,970,707	4,214,600
Expenses
Brokerage services	3,911,211	3,876,626
Corporate	212,144	254,024
	4,123,355	4,130,650

Net income (loss)	$(152,648)	$83,950

NOTE 11 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2012 and March 31, 2013 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

As of March 31, 2013 and December 31, 2012, the Company recorded a current liability for this contingency in the amount of $268,000.

Scott Lawsuit:

The Company was party to a lawsuit from a former employee for wrongful termination and harassment.  In February of 2013, a FINRA arbitration panel issued an order awarding $300,000 in compensatory damages and $125,863 in attorney’s fees.  Arbitration fees of $19,650 have also been incurred.  A total of $445,513 has been recorded as an accrued liability as of December 31, 2012 and legal settlement expense of $425,863 has been recorded in the year ended December 31, 2012.   The settlement and arbitration fees were paid during the three months ended March 31, 2013 so there is no liability related to this contingency as of March 31, 2013.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $507,500 and $472,500 as of March 31, 2013 and December 31, 2012, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

Rent expense is included in general and administrative expense and totaled $66,154 and $42,375 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 12 – Fair Value Measurements
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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,947,538	$-	-	$1,947,538
Accounts receivable	-	402,708	-	402,708
Marketable securities	60,493	-	-	60,493
Notes and interest receivable	-	66,235	-	66,235
Accounts payable	-	840,681	-	840,681
Accrued expenses	-	1,962,152	-	1,962,152
Notes payable	-	763,744	-	763,744

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,997,548	$-	-	$1,997,548
Accounts receivable	-	475,519	-	475,519
Marketable securities	75,890	-	-	75,890
Notes and interest receivable	-	70,318	-	70,318
Accounts payable	-	716,933	-	716,933
Accrued expenses	-	2,047,314	-	2,047,314
Notes payable	-	696,703	-	696,703

NOTE 13 – Subsequent Events
The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

In May of 2013, the Company sold 1,666,668 units in a private offering for total proceeds of $250,000. Each unit contains one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $0.50 per share.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview of Financial Services

We have established our headquarters in Orange County, California to capitalize on the perceived large and affluent demographic base for our products in the financial services industry. The types of financial services we offer are: insurance, both personal and commercial; mortgage loan and real estate services, both residential and commercial; and retail brokerage services, securities market making, as well as investment banking services for small to mid-sized companies. Each subsidiary providing these services is an individually licensed corporation doing business under the parent holding company, which is intended to allow us to become a single-source, financial services provider.

Results of Operations

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2013 and 2012.

Revenue:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2013	2012	$	%
Consolidated
Revenue	$3,970,707	$4,214,600	$(243,893)	(6%)
Operating expenses	4,100,372	4,149,661	(49,289)	(1%)
Net operating income (loss)	$(129,665)	$64,939	$(194,604)	(300%)

Our revenues decreased 6% during the three months ended March 31, 2013 over the same period in 2012. The revenue decrease for the period is the result of decreases in revenues generated by NCS due to general seasonality and the slight reduction of registered representatives.

During the three months ended March 31, 2013, our operating expenses decreased by 1%, primarily as the result of the decrease in professional fees. Due to the decrease in revenues and increased general and administrative expenses, we generated a net operating loss of $129,665 for the three months ended March 31, 2013, compared to a net operating income of $64,939 for the same quarter of 2012.

Selling and Administrative Expenses:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2013	2012	$	%

Direct costs	$3,219,104	$3,164,488	$54,616	2%
Consulting	10,520	24,429	(13,909)	(57%)
Professional fees	198,155	375,381	(177,226)	(47%)
Executive compensation	162,992	165,250	(2,258)	(1%)
General expenses	505,670	415,375	90,295	22%
Depreciation	3,931	4,738	(807)	(17%)
Operating expenses	$4,100,372	$4,149,661	$(49,289)	(1%)

Operating expenses decreased by 1% for the first quarter of 2013 compared to the same period of 2012. The substantial decrease in professional fees (47%) was the result of decreased arbitration and litigation expenses in the three months ended March 31, 2013. In addition, the moderate increase in general expenses (22%) related to increased compliance matters and the costs associated therewith, however these were somewhat offset by the reduction in consulting fees (57%).

Our direct costs, which increased by 2%, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Other income and (expense)

	Three Months Ended
	March 31,		Increase/(Decrease)
	2013	2012	$	%
Consolidated
Interest income	$2,101	$3,190	$(1,089)	(34%)
Interest (expense)	(29,284)	(3,844)	(25,440)	(662%)
Other income (expense)	4,200	19,665	(15,465)	(79%)

Other income and expense consists of interest earned and expenses. We experienced a 34% decline in interest income as a direct result of decreased cash resources held in interest bearing money market accounts. Interest was incurred during ordinary course of business through the use of corporate credit cards and line of credit.

During the three months ended March 31, 2013, other income decreased $15,465 for the first quarter of 2013 over the same quarter of 2012 as a result of decreased other miscellaneous income derived from registered representatives.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2013 we had available cash of $1,901,319. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2013 and into fiscal 2014. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2013 compared to December 31, 2012.

	March 31,	December 31,	Increase / (Decrease)
	2013	2012	$	%
Current Assets	$2,756,174	$2,619,238	$136,936	5%
Current Liabilities	3,217,797	3,257,168	(39,371)	(1%)
Working Capital	$(461,623)	$(637,930)	$176,307	28%

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,901,319 in un-restricted cash on hand at March 31, 2013 will be sufficient to sustain operations through fiscal 2013 and into fiscal 2014.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Recent Accounting Developments

We reviewed all recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the AICPA, and the SEC and we did not or are not believed by management to have a material impact on our present or future financial statements.

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

We believe AMIN’s claims are totally without merit and intend to vigorously defend ourselves from this malicious suit. However, we can provide no assurance as to the ultimate outcome of this matter and if a judgment is granted it will have a material adverse effect upon the Company.  We are currently negotiating a settlement on this case which is anticipated to be consummated in the second quarter of 2013.

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

We utilized the $426,000 in proceeds from the sale of the Series B Preferred Stock described in Item 5 below to contribute capital into Newport Coast Securities, Inc. Accordingly, the regulatory capital of Newport Coast Securities, Inc. did not change as a result of the award.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $507,500 and $472,500 as of March 31, 2013 and December 31, 2012, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2012 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 23, 2013, we sold 426,000 shares of our newly authorized Series B Convertible Preferred Stock to one of our directors, Kathleen McPherson, for $426,000 in cash.

Subsequent Sales

On May 1, 2013, we conducted the first closing under a private placement offering selling 1,566,668 units for $235,000 to four accredited investors. Each unit consists of one share of common stock and one three year warrant to purchase one share of common stock for $0.50 per share. The shares of common stock have not been issued as of the date of this report.

On May 10, 2013, we conducted the second closing under a private placement offering selling 100,000 units for $15,000 to one accredited investor. Each unit consists of one share of common stock and one three year warrant to purchase one share of common stock for $0.50 per share. The shares of common stock have not been issued as of the date of this report.

All of the above-described issuances were exempt from registration pursuant to Section 4(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2013.

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

Date: May 15, 2013