Form 10-Q
period 2013-06-30
RUBICON FINANCIAL INC
filed 2013-08-19
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2013, was 16,755,691, which does not include 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
		Audited
Assets
Current assets:
Cash	$1,182,374	$1,785,736
Cash – restricted	121,115	161,802
Marketable securities, at fair market value	22,899	60,493
Accounts receivable	635,346	402,708
Prepaid expenses	23,219	28,705
Notes receivable	216,104	66,235
Other current assets	151,056	113,559
Total current assets	2,352,113	2,619,238

Fixed assets, net of accumulated depreciation	54,939	26,017
Other assets:
Contract advances	190,556	104,164
Capitalized financing costs, net of $4,083 amortization at June 30, 2013	16,917	21,000
Deposits	30,438	11,916
Intangible assets – customer list	2,403,671	2,403,671
Total other assets	2,641,582	2,540,751
Total assets	$5,048,634	$5,186,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$511,793	$840,681
Accrued expenses	673,041	557,139
Investment obligation	487,000	487,000
Line of credit	200,000	200,000
Note payable, current portion	306,609	254,335
Accrued legal settlement	-	445,513
Contingent liabilities	224,500	472,500
Total current liabilities	2,402,943	3,257,168
Long term liabilities:
Note payable	488,579	509,409

Redeemable Preferred Stock, Series B, $0.001 par value, 1,000,000 shares authorized, 426,000 issued and outstanding as of June 30, 2013	426,000	-

Stockholders’ equity
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,755,691 shares and 15,089,023 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	16,755	15,089
Common stock owed but not issued, 250,000 shares as of June 30, 2013 and December 31, 2012, respectively	250	250
Additional paid in capital	18,682,324	18,433,990
Other comprehensive losses	7,551	29,599
Accumulated (deficit)	(16,975,831)	(17,059,562)
Total stockholders’ equity	1,731,112	1,419,429
Total liabilities and stockholders’ equity	$5,048,634	$5,186,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$4,536,408	$3,733,510	$8,507,115	$7,948,110

Expenses:
Direct costs	3,619,480	3,027,294	6,838,584	6,191,782
Consulting	17,131	14,940	27,651	39,369
Professional fees	66,124	223,490	264,279	598,871
Executive compensation	158,891	194,780	321,883	360,030
General and administrative expenses	679,456	509,811	1,185,126	925,188
Depreciation and amortization	4,313	4,275	8,244	9,013
Total expenses	4,545,395	3,974,590	8,645,767	8,124,253

Net operating income (loss)	(8,987)	(241,080)	(138,652)	(176,143)

Other income (expense):
Interest expense	(33,115)	(3,565)	(62,399)	(7,409)
Interest income	17,027	2,228	19,128	5,418
Gain (loss) on sale of investments	-	(3,597)	-	47
Legal settlement income	260,500	1,762,114	260,500	1,762,114
Other income	954	12,725	5,154	28,748
Total other income (expense)	245,366	1,769,905	222,383	1,788,918

Net income	236,379	1,528,825	83,731	1,612,775

Other comprehensive (loss)	(22,048)	(13,353)	(22,048)	(11,997)

Total comprehensive income	$214,331	$1,515,472	$61,683	$1,600,778

Weighted average number of common shares outstanding - basic	16,206,239	14,989,023	15,650,717	14,950,424

Net income (loss) per share - basic	$0.01	$0.10	$0.01	$0.11

Weighted average number of common shares outstanding - diluted	19,586,239	15,239,023	19,030,717	15,200,424

Net income (loss) per share - diluted	$0.01	$0.10	$0.00	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities
Net income	$83,731	$1,612,775
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	8,244	9,013
Amortization of capitalized financing costs	4,083	-
Income from legal settlements	(260,500)	(1,762,114)
Changes in operating assets and liabilities
Accounts receivable	(232,638)	160,933
Prepaid expenses	5,486	20,409
Deposits and other assets	(18,522)	(4,574)
Accounts payable and accrued liabilities	(645,999)	(266,982)
Deferred revenue	-	(3,021)
Contract advances	(123,889)	42,500
Notes receivable	(149,869)	45,085
Net cash (used) by operating activities	(1,329,873)	(145,976)

Cash flows from investing activities
Purchase of fixed assets	(37,166)	-
Proceeds from sale of investments	15,546	1,464
Net cash (used) by investing activities	(21,620)	1,464

Cash flows from financing activities
Proceeds (payments) from note payable, net	31,444	(33,329)
Shares issued for cash	676,000	-
Net cash provided by financing activities	707,444	(33,329)

Net (decrease) increase in cash	(644,049)	(177,841)
Cash – beginning	1,947,538	1,732,006
Cash – ending	$1,303,489	$1,554,165

Supplemental disclosure
Interest paid	$62,399	$7,409
Income taxes paid	$-	$-

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

Principles of Consolidation
The financial statements as of December 31, 2012 and for the six months ended June 30, 2013 and 2012 include those of: Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary are collectively referred to herein as the “Company”.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2012 or June 30, 2013.  Depreciation expense for the six months ended June 30, 2013 and 2012 was $8,244 and $9,013, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the six months ended June 30, 2013 and 2012.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of June 30, 2013 and December 31, 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the periods and therefore no allowances has been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2013 and December 31, 2012 due to their short-term nature.  See Note 12 for further details.

Earnings (Loss) per Common Share
Net earnings (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings (loss) by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares, the dilutive effect if preferred stock, stock options and warrants were exercised into common stock. For the six months ended June 30, 2013 and 2012, the denominator in the diluted EPS computation is greater than the denominator for basic EPS due to the effects of common stock that could be issued if the preferred stock were converted to common.  There were no in-the-money options or warrants as of June 30, 2013 or 2012.

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

NOTE 2 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements.  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of June 30, 2013, the Company maintained deposits of $121,115 for total restricted cash of $121,115.  As of December 31, 2012, the Company maintained deposits of $161,802 for total restricted cash of $161,802.

NOTE 3 – Goodwill
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified goodwill of $2,403,671.  This asset was evaluated for impairment as of June 30, 2013 and December 31, 2012 and management determined that no impairment was needed.

NOTE 4 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2012 and June 30, 2013, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized. None of the investments have been hedged in any manner.

As of December 31, 2012:

The Company held various investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $60,493.  The accumulated unrealized gain on these securities is $29,599 and is shown as accumulated other comprehensive gain on these financial statements.  Of the investments, one was in a loss position for a total aggregate unrealized loss of $2,497 and had been in a loss position for more than twelve months.  None of the losses were determined to be other-than-temporary as of December 31, 2012.

As of June 30, 2013:

The Company held various investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $22,899.  The accumulated unrealized gain on these securities is $7,551 and is shown as accumulated other comprehensive gain on these financial statements.  Of the investments, none were in a loss position.

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

During the year ended December 31, 2012, the Company issued a total of three notes receivable in the total amount of $67,485.  $1,250 in payments were received during the year ended December 31, 2012 and the balance due was $66,235 as of December 31, 2012.  During the six months ended June 30, 2013, the Company issued additional notes recievable in the amount of $171,817.  $22,183 in payments were received during the six months ended June 30, 2013 and the balance receivable was $215,871 as of June 30, 2013.

NOTE 6 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of June 30, 2013 and December 31, 2012, the Company owed accrued payroll to one of its officers/directors in the amount of $35,350 and $13,500, respectively.

During the six months ended June 30, 2013, 426,000 shares of Series B convertible preferred stock were sold to an officer/director of the Company for $426,000.  See note 8 for further details.

NOTE 7 – Notes payable

Notes payable consist of the following at December 31, 2012 and June 30, 2013:

	December 31, 2012	June 30, 2013
Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest at 14%, and matures in December of 2015	$712,256	$610,197

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matures in March of 2013.	8,653	-

Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matures in April of 2016	-	159,097
Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matures in March of 2014.	42,835	25,894
	$763,744	$795,188

As of June 30, 2013, $306,609 of the notes payable are short-term and $488,579 are long-term. As of December 31, 2012 $254,335 of the notes payable is short-term and $509,409 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000. The line is collateralized by Rubicon’s deposits at the bank. The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2012. The line matures in March of 2014.  As of December 31, 2012 and June 30, 2013, Rubicon had borrowed $200,000 on the line.

Interest expense, related to the above, for the six months ended June 30, 2013 and 2012 was $62,399 and $7,409, respectively.

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

Six Months Ended June 30, 2013

In February of 2013, the Company sold 426,000 shares of Series B preferred stock to an officer/director for $426,000.

In the second quarter of 2013, the Company began conducting a private placement offering of up to $525,000 of units of securities at $0.15 per unit.  Each unit consists of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $0.50 per share.

In May of 2013, the Company had its first two closings related to the private placement offering and sold 1,666,668 units for a total of $250,000.

As of June 30, 2013, there were 62,500 Series A preferred shares issued and outstanding, 426,000 Series B preferred shares issued and outstanding, 16,755,691 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 9 – Warrants and options

Warrants

As of December 31, 2012, there were no outstanding warrants.

As discussed in Note 8 above, during the second quarter of 2013, the company sold 1,666,668 units in its private placement offering.  Included in those units were 1,666,668 warrants with a term of three years and an exercise price of $0.50.  The warrants will expire in May of 2016.

Options

On June 2, 2008, the Company granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  The options expired on June 2, 2013.

A summary of stock options and warrants as of June 30, 2013 and December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/12:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 12/31/12:	500,000	$1.00	-	$-
Granted	-	-	1,666,668	0.50
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 6/30/13:	-	$-	1,666,668	$0.50
Vested as of 6/30/13:	-	$-	1,666,668	$0.50

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

	The Six Months Ended
	June 30,
	2013	2012
Revenue
Brokerage services	$8,507,115	$7,948,110
	8,507,115	7,948,110
Expenses
Brokerage services	8,298,757	7,638,777
Corporate	124,627	(1,303,442)
	8,423,384	6,335,335

Net income	$83,731	$1,612,775

NOTE 11 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2012 and June 30, 2013 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

During the second quarter of 2013, the case was settled and an accrual of $260,500 was written off as legal settlement income in the six months ended June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, the Company recorded a current liability for this contingency in the amount of $0 and $268,000, respectively.

Scott Lawsuit:

The Company was party to a lawsuit from a former employee for wrongful termination and harassment.  In February of 2013, a FINRA arbitration panel issued an order awarding $300,000 in compensatory damages and $125,863 in attorney’s fees.  Arbitration fees of $19,650 have also been incurred.  A total of $445,513 has been recorded as an accrued liability as of December 31, 2012 and legal settlement expense of $425,863 has been recorded in the year ended December 31, 2012.   The settlement and arbitration fees were paid during the three months ended March 31, 2013 so there is no liability related to this contingency as of June 30, 2013.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $224,500 and $472,500 as of June 30, 2013 and December 31, 2012, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

Rent expense is included in general and administrative expense and totaled $167,023 and $86,679 for the six months ended June 30, 2013 and 2012, respectively.

Note 12 - Fair Value Measurements

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,947,538	$-	-	$1,947,538
Accounts receivable	-	402,708	-	402,708
Marketable securities	60,493	-	-	60,493
Notes and interest receivable	-	66,235	-	66,235
Accounts payable	-	840,681	-	840,681
Accrued expenses	-	1,962,152	-	1,962,152
Notes payable	-	763,744	-	763,744

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,303,489	$-	-	$1,303,489
Accounts receivable	-	635,346	-	635,346
Marketable securities	22,899	-	-	22,899
Notes and interest receivable	-	216,104	-	216,104
Accounts payable	-	511,793	-	511,793
Accrued expenses	-	1,384,541	-	1,384,541
Notes payable	-	795,188	-	795,188

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or disclose.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2013 and 2012.

Revenue:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012	Increase/ (decrease)	2013	2012	Increase/ (decrease)
Consolidated
Revenue	$4,536,408	$3,733,510	22%	$8,507,115	$7,948,110	7%
Operating expenses	$4,545,395	$3,974,590	14%	$8,645,767	$8,124,253	6%
Net operating income (loss)	$(8,987)	$(241,080)	(96%)	$(138,652)	$(176,143)	(21%)

Our revenues increased 22% and 7%, respectively, during the three and six months ended June 30, 2013 over the same periods in 2012. The revenue increases for the periods are primarily the result of increases in revenues generated by NCS due to increased investment banking and commission based transactions.

During the three and six months ended June 30, 2013, our operating expenses increased by 14% and 6%, respectively, primarily as the result of increases in general and administrative expenses. However, the increases in expenses tracked closely to the increases in revenues for the same periods. With increased revenues during the periods, we were able to reduce our net operating losses by 96% and 21%, respectively, for the three and six months ended June 30, 2013 over the same periods in 2012.

Selling and Administrative Expenses:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012	Increase/ (decrease)	2013	2012	Increase/ (decrease)

Direct costs	$3,619,480	$3,027,294	20%	$6,838,584	$6,191,782	10%
Consulting	17,131	14,940	15%	27,651	39,369	(30%)
Professional fees	66,124	223,490	(70%)	264,279	598,871	(56%)
Executive compensation	158,891	194,780	(18%)	321,883	360,030	(11%)
General expenses	679,456	509,811	33%	1,185,126	925,188	28%
Depreciation and amortization	4,313	4,275	1%	8,244	9,013	(9%)
Operating expenses	$4,545,395	$3,974,590	14%	$8,645,767	$8,124,253	6%

Operating expenses increased by 14% and 6%, respectively, for the three and six month periods ended June 30, 2013 compared to the same periods of 2012, which generally followed the increases in revenues for the same periods. Increases in general expenses (33% and 28%, respectively) for the three and six months ended June 30, 2013, were offset by substantial decreases in professional fees (70% and 56%) over the same periods in 2012 and a 30% decrease in consulting fees for the six months ended June 30, 2013. Furthermore, the noteworthy decreases in executive compensation for the periods (18% and 11%) helped to reduce the operating expenses for the quarters ended June 30, 2013.

Our direct costs, which increased by 20% and 10% for the first two quarters of 2013, have a direct relationship to our increases in revenue and will fluctuate quarterly with changes in revenue.

Other income and (expense)

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Consolidated
Interest income	$17,027	$2,228	-	$19,128	$5,418	-
Interest (expense)	(33,115)	(3,565)	-	(62,399)	(7,409)	-
Loss on sale of investments	-	(3,597)	-	-	47	-
Legal settlement income	260,500	1,762,114	(85%)	260,500	1,762,114	(85%)
Other income	954	12,725	(93%)	5,154	28,748	(82%)

Other income and expense consists of interest earned and expenses. We experienced a substantial increases in interest expenses ($29,550 and $54,990, respectively) during the three and six months ended June 30, 2013 as a result of increased borrowings. Likewise, we experienced an 85% decrease in legal settlement income during the quarters ended June 30, 2013, which was the result of writing off an accrued legal judgment in the amount of $260,500 as the result of a settlement.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2013 we had available cash of $1,182,374. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements for at least the next twelve months. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2013 compared to December 31, 2012.

	June 30,	December 31,	Increase / (Decrease)
	2013	2012	$	%
Current Assets	$2,352,113	$2,619,238	$(267,125)	(10%)
Current Liabilities	2,402,943	3,257,168	(854,225)	(26%)
Working Capital	$(50,830)	$(637,930)	$587,100	92%

As we expand our activities, we may continue to experience net negative cash flows and losses from operations, pending receipt of additional revenues.

We believe the $1,182,374 in un-restricted cash on hand at June 30, 2013 will be sufficient to sustain operations for a minimum of the next twelve months.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Joseph Mangiapane, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. We were unable to accurately account for other-than-temporary impairments related to our marketable securities, which caused us to restate our financial statements for the quarter ended June 30, 2013. Management evaluated the impact of our inability to accurately account for other-than-temporary impairments on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to accurately account for other-than-temporary impairments represented a material weakness.

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

On April 26, 2013, the Court was made aware of a confidential settlement on all matters between us and AMIN, their agents, officers, directors, employees, representatives, and assigns as it relates to Cause Nos. 2011-75606 and 2010-14604.

In accordance with the settlement agreement, on June 4, 2013 the Court entered a final judgment ordering the following:

1.	The default judgment signed on August 19, 2011 in Cause No. 2010-14606 is vacated;
2.	AMIN is issued a take nothing judgment on the merits of the underlying lawsuit;
3.	The judgment is final, disposes of all claims and parties, and is appealable; and
4.	Any relief not expressly granted is denied.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $224,500 and $472,500 as of June 30, 2013 and December 31, 2012, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2013.

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

Date: August 19, 2013