Form 10-Q
period 2013-09-30
RUBICON FINANCIAL INC
filed 2013-11-19
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2013, was 16,755,691, which does not include 750,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
		Audited
Assets
Current assets:
Cash	$1,129,326	$1,785,736
Cash – restricted	121,090	161,802
Marketable securities, at fair market value	21,730	60,493
Accounts receivable	710,262	402,708
Prepaid expenses	19,790	28,705
Notes receivable	141,277	66,235
Contract advances – current portion	153,556	113,559
Total current assets	2,297,031	2,619,238

Fixed assets, net of accumulated depreciation	67,719	26,017
Other assets:
Contract advances	189,375	104,164
Capitalized financing costs	16,917	21,000
Deposits	30,438	11,916
Intangible assets – goodwill	2,403,671	2,403,671
Total other assets	2,640,401	2,540,751
Total assets	$5,005,151	$5,186,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$326,837	$840,681
Accrued expenses	918,781	557,139
Investment obligation	487,000	487,000
Line of credit	200,000	200,000
Note payable, current portion	306,898	254,335
Accrued legal settlement	-	445,513
Contingent liabilities	220,000	472,500
Total current liabilities	2,459,516	3,257,168
Long term liabilities:
Note payable	412,436	509,409

Redeemable Preferred Stock, Series B, $0.001 par value, 1,000,000 shares authorized, 426,000 issued and outstanding as of September 30, 2013	426,000	-

Stockholders’ equity
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,755,691 shares and 15,089,023 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	16,755	15,089
Common stock owed but not issued, 250,000 shares as of September 30, 2013 and December 31, 2012, respectively	250	250
Additional paid in capital	18,682,324	18,433,990
Other comprehensive losses	7,551	29,599
Accumulated (deficit)	(16,999,744)	(17,059,562)
Total stockholders’ equity	1,707,199	1,419,429
Total liabilities and stockholders’ equity	$5,005,151	$5,186,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013		2012		2013	2012

Revenue		$4,908,601		$3,721,188	$13,415,716	$11,669,298
Expenses:
Direct costs		3,838,865		3,063,342	10,677,449	9,255,124
Consulting		15,482		15,789	43,133	55,158
Professional fees		299,006		320,071	563,285	650,942
Executive compensation		161,550		159,780	483,433	519,810
General and administrative expenses		598,333		231,601	1,783,459	1,424,789
Depreciation and amortization		4,412		4,343	12,656	13,356
Total expenses		4,917,648		3,794,926	13,563,415	11,919,179
Net operating income (loss)		(9,047)		(73,738)	(147,699)	(249,881)

Other income (expense):
Interest expense		(28,976)		(11,123)	(91,375)	(18,532)
Interest income		20,581		1,819	39,709	7,237
Loss on sale of investments		-		1,219	-	1,266
Legal settlement income		-		-	260,500	1,762,114
Other income		(6,471)		15,177	(1,317)	43,925
Total other income (expense)		(14,866)		7,092	207,517	1,796,010
Net income (loss)		(23,913)		(66,646)	59,818	1,546,129

Other comprehensive income (loss)		-		7,494	(22,048)	(4,503)

Total comprehensive income (loss)		$(23,913)		$(59,152)	$37,770	$1,541,626

Weighted average number of common shares outstanding - basic		16,755,691		15,074,893	16,023,089	14,992,216
Net income (loss) from continuing operations per share - basic		$(0.00)		$(0.00)	$0.00	$0.10

Weighted average number of common shares outstanding- fully diluted		N/A		N/A	19,403,089	15,242,216
Net income (loss) from continuing operations per share- fully diluted	$	N/A	$	N/A	$0.00	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities
Net (loss) income	$59,818	$1,546,129
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	12,656	13,356
Shares and options issued for services	-	40,000
Changes in operating assets and liabilities:
Accounts receivable	(307,554)	77,523
Prepaid expenses	8,915	12,524
Deposits and other assets	(14,439)	(7,320)
Accounts payable and accrued liabilities	(850,215)	(1,918,808)
Deferred revenue	-	(4,531)
Contract advances	(125,208)	63,749
Notes receivable	(75,042)	48,919
Net cash (used) by operating activities	(1,291,069)	(128,459)

Cash flows from investing activities
Purchase of fixed assets	(54,358)	-
Proceeds from sale of investments	16,715	23,978
Net cash (used) by investing activities	(37,643)	23,978

Cash flows from financing activities
Proceeds (payments) from note payable, net	(44,410)	(50,198)
Shares issued for cash	676,000	-
Net cash provided by financing activities	631,590	(50,198)

Net increase (decrease) in cash	(697,122)	(154,679)
Cash – beginning	1,947,538	1,732,006
Cash – ending	$1,250,416	$1,577,327

Supplemental disclosure
Interest paid	$91,375	$18,532
Income taxes paid	$-	$-

Non-cash financing activities:
Shares and options issued for services	$-	$40,000

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

Principles of Consolidation

The financial statements as of December 31, 2012 and for the nine months ended September 30, 2013 and 2012 include those of: Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).  All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary are collectively referred to herein as the “Company”.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2012 or September 30, 2013.  Depreciation expense for the nine months ended September 30, 2013 and 2012 was $12,656 and $13,356, respectively.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the nine months ended September 30, 2013 and 2012.

Revenue Recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of September 30, 2013 and December 31, 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the periods and therefore no allowances has been made.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2013 and December 31, 2012 due to their short-term nature.  See Note 12 for further details.

Earnings (Loss) per Common Share

Net earnings (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of condensed consolidated statements of operations.  Basic EPS is computed by dividing reported earnings or loss by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares, the dilutive effect if preferred stock, stock options and warrants were exercised into common stock.  For the nine months ended September 30, 2013 and 2012, the denominator in the diluted EPS computation is greater than the denominator for basic EPS due to the effects of common stock that could be issued if the preferred stock were converted to common.  There were no in-the-money options or warrants as of September 30, 2013 or 2012.

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

NOTE 2 – Restricted Cash

The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements.  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of September 30, 2013, the Company maintained deposits of $121,090 for total restricted cash of $121,090.  As of December 31, 2012, the Company maintained deposits of $161,802 for total restricted cash of $161,802.

NOTE 3 – Goodwill

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified goodwill of $2,403,671.  This asset was evaluated for impairment as of September 30, 2013 and December 31, 2012 and management determined that no impairment was needed.

NOTE 4 - Marketable securities

The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2012 and September 30, 2013, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized. None of the investments have been hedged in any manner.

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

As of September 30, 2013:

The Company held various investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $21,730.  The accumulated unrealized gain on these securities is $7,551 and is shown as accumulated other comprehensive gain on these financial statements.  Of the investments, none were in a loss position.

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

During the year ended December 31, 2012, the Company issued a total of three notes receivable in the total amount of $67,485.  $1,250 in payments were received during the year ended December 31, 2012 and the balance due was $66,235 as of December 31, 2012.  During the nine months ended September 30, 2013, the Company issued additional notes receivable in the amount of $187,602.  $112,560 in payments were received during the nine months ended September 30, 2013 and the balance receivable was $141,277 as of September 30, 2013.

NOTE 6 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of September 30, 2013 and December 31, 2012, the Company owed accrued payroll to one of its officers/directors in the amount of $65,650 and $13,500, respectively.

During the nine months ended September 30, 2013, 426,000 shares of Series B convertible preferred stock were sold to an officer/director of the Company for $426,000.  See note 8 for further details.

NOTE 7 – Notes payable

Notes payable consist of the following at December 31, 2012 and September 30, 2013:

	December 31, 2012	September 30, 2013
Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest at 14%, and matures in December of 2015	$712,256	$556,442

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matures in March of 2013.	8,653	-

Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matures in April of 2016	-	145,572

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matures in March of 2014.	42,835	17,320

	$763,744	$719,334

As of September 30, 2013, $306,898 of the notes payable are short-term and $412,436 are long-term. As of December 31, 2012 $254,335 of the notes payable is short-term and $509,409 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000. The line is collateralized by Rubicon’s deposits at the bank. The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2012. The line matures in March of 2014.  As of December 31, 2012 and September 30, 2013, Rubicon had borrowed $200,000 on the line.

Interest expense, related to the above, for the nine months ended September 30, 2013 and 2012 was $91,375 and $18,532, respectively.

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

Nine Months Ended September 30, 2013

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

In May of 2013, the Company had its first closing related to the private placement offering and sold 1,666,667 units for a total of $250,000.

As of September 30, 2013, there were 62,500 Series A preferred shares issued and outstanding, 426,000 Series B preferred shares issued and outstanding, 16,755,691 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 9 – Warrants and options

Warrants

As of December 31, 2012, there were no outstanding warrants.

As discussed in Note 8 above, during the second quarter of 2013, the company sold 1,666,667 units in its private placement offering.  Included in those units were 1,666,667 warrants with a term of three years and an exercise price of $0.50.  The warrants will expire in May of 2016.

Options

On June 2, 2008, the Company granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  The options expired on June 2, 2013.

A summary of stock options and warrants as of September 30, 2013 and December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/12:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 12/31/12:	500,000	$1.00	-	$-
Granted	-	-	1,666,667	0.50
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 9/30/13:	-	$-	1,666,667	$0.50
Vested as of 9/30/13:	-	$-	1,666,667	$0.50

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

	The Nine Months Ended
	September 30,
	2013	2012
Revenue
Brokerage services	$13,415,716	$11,669,298
	13,415,716	11,669,298
Expenses
Brokerage services	13,100,246	11,264,123
Corporate	255,652	(1,140,954)
	13,355,898	10,123,169
Net income	$59,818	$1,546,129

NOTE 11 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2012 and September 30, 2013 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

The Company disputed the validity of the default judgment, believed it had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believed there are a number of other issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction.  During the second quarter of 2012, the default judgment was set aside and the Company lowered the $2,030,114 accrual to $268,000 resulting in lawsuit settlement income of $1,762,114 during the year ended December 31, 2012.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company believed the $268,000 accrue is adequate to cover the final settlement.

During the second quarter of 2013, the case was settled with a cash payment of $7,500.  The remainder of the accrual of $260,500 was written off as legal settlement income in the nine months ended September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, the Company recorded a current liability for this contingency in the amount of $0 and $268,000, respectively.

Scott Lawsuit:

The Company was party to a lawsuit from a former employee for wrongful termination and harassment.  In February of 2013, a FINRA arbitration panel issued an order awarding $300,000 in compensatory damages and $125,863 in attorney’s fees.  Arbitration fees of $19,650 have also been incurred.  A total of $445,513 has been recorded as an accrued liability as of December 31, 2012 and legal settlement expense of $425,863 has been recorded in the year ended December 31, 2012.   The settlement and arbitration fees were paid during the three months ended March 31, 2013 so there is no liability related to this contingency as of September 30, 2013.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $220,000 and $472,500 as of September 30, 2013 and December 31, 2012, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

Rent expense is included in general and administrative expense and totaled $236,536 and $129,908 for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,947,538	$-	-	$1,947,538
Accounts receivable	-	402,708	-	402,708
Marketable securities	60,493	-	-	60,493
Notes and interest receivable	-	66,235	-	66,235
Accounts payable	-	840,681	-	840,681
Accrued expenses	-	1,962,152	-	1,962,152
Notes payable	-	763,744	-	763,744

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,250,416	$-	-	$1,250,416
Accounts receivable	-	710,262	-	710,262
Marketable securities	21,730	-	-	21,730
Notes and interest receivable	-	141,277	-	141,277
Accounts payable	-	326,837	-	326,837
Accrued expenses	-	1,138,781	-	1,138,781
Notes payable	-	719,334	-	719,334

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

On October 23rd, 2013, the Company conducted a closing under a private placement offering selling 500,000 units for $100,000 to one accredited investor. Each unit consists of one share of common stock and one three year warrant to purchase one share of common stock for $0.50 per share. The shares of common stock have not been issued as of the date of this report.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2013 and 2012.

Revenue:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Consolidated
Revenue	$4,908,601	$3,721,188	32%	$13,415,716	$11,669,298	15%
Operating expenses	$4,917,648	$3,794,926	30%	$13,563,415	$11,919,179	14%
Net operating income (loss)	$(9,047)	$(73,738)	(88%)	$(147,699)	$(249,881)	(41%)

The third quarter is consistently our slowest quarter for business, primarily due to summer seasonal slowdown; however, we were able to increase revenues by 32% and 15%, respectively, for the three and nine months ended September 30, 2013 over the same periods of 2012.

During the three and nine months ended September 30, 2013 our operating expenses increased by 30% and 14%, respectively, over the same periods of 2012. The increased administrative and legal costs were associated with Newport Coast moving its headquarters to New York, the opening of its Chicago office and legal costs associated with regulatory and customer matters. We intend to continue our focus on recruiting qualified advisors to our New York, Chicago & Irvine corporate offices while adding independent qualified OSJ’s.

During the three months ended September 30, 2013 we generated a net operating loss of $9,047, compared to a net operating loss of $73,738 for the same period in 2012, resulting in significant reduction in net loss (88%). Additionally, for the nine months ended September 30, 2013 we generated a net operating loss of $147,699, compared to a net operating loss of $249,881 for the same nine month period in 2012, which was primarily the result of the $1,746,418 increase in revenues offset by the increased general & administrative, legal and compliance costs for the nine months ended September 30, 2013.

Selling and Administrative Expenses:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change

Direct costs	$3,838,865	$3,063,342	25%	$10,677,449	$9,255,124	15%
Consulting	15,482	15,789	(2%)	43,133	55,158	(22%)
Professional fees	299,006	320,071	(7%)	563,285	650,942	(13%)
Executive compensation	161,550	159,780	1%	483,433	519,810	(7%)
General expenses	598,333	231,601	158%	1,783,459	1,424,789	25%
Depreciation and amortization	4,412	4,343	2%	12,656	13,356	(5%)
Operating expenses	$4,917,648	$3,794,926	30%	$13,563,415	$11,919,179	14%

Operating expenses increased by 30% and 14%, respectively, for the three and nine month periods ended September 30, 2013 compared to the same periods of 2012. The increase was primarily attributable to an increase in rent of $69,032 for the three months, an increase of 62%, and $235,095 for the nine months, up 83%.

Other income and (expense)

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Consolidated
Interest income	$20,581	$1,819	1,031%	$39,709	$7,237	449%
Interest (expense)	(28,976)	(11,123)	161%	(91,375)	(18,532)	393%
Gain (loss) on sale of investments	-	1,219	-	-	1,266	-
Legal settlement income	-	-	-	260,500	1,762,114	(85%)
Other income	(6,471)	15,177	(143%)	(1,317)	43,925	(103%)

Other income and expense consists of interest earned and expenses. We experienced a 1031% increase in interest income for the three and nine months ended September 30, 2013, as a direct result of increased customer margin balances. Interest was incurred during ordinary course of business through the use of corporate credit cards and outstanding bank loans.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2013 we had available cash of $1,129,326. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements for at least the next twelve months. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

In NCS we have increased our number of employees to a level which satisfies not only our current requirements in an economically sensible manner but allows for growth over the next year. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. Currently, we employee three executives and eighteen administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2013 compared to December 31, 2012.

	September 30,	December 31,	Increase / (Decrease)
	2013	2012	$	%
Current Assets	$2,297,031	$2,619,238	$(322,207)	(12%)
Current Liabilities	2,459,516	3,257,168	(797,652)	(24%)
Working Capital	$(162,485)	$(637,930)	$475,445	75%

As we expand our activities, we may continue to experience net negative cash flows and losses from operations, pending receipt of additional revenues.

We believe the $1,129,326 in un-restricted cash on hand at September 30, 2013 will be sufficient to sustain operations for a minimum of the next twelve months.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of September 30, 2013 and 2012, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $220,000 and $472,500 as of September 30, 2013 and December 31, 2012, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2012 to which reference is made herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On October 23, 2013, we conducted the third closing under a private placement offering selling 500,000 units for $100,000 to one accredited investor. Each unit consists of one share of common stock and one three year warrant to purchase one share of common stock for $0.50 per share. The shares of common stock have not been issued as of the date of this report.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2013.

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

Date: November 19, 2013