Form 10-K
period 2013-12-31
RUBICON FINANCIAL INC
filed 2014-04-14
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,188,957.70 based on a share value of $0.30.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 23,089,026 shares of common stock, $0.001 par value, outstanding on April 9, 2013, which does not include 750,000 shares authorized but unissued.

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
·
the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary) and legal and regulatory actions in the United States (“U.S.”) and worldwide;

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

PART I

Item 1. Business.

Rubicon Financial Incorporated is a financial services holding company. Our goal is to become a “Single Source Provider” (SSP) of distinct and diverse financial services, bundled together for client convenience.  We believe that the economy of efficiencies that is anticipated to exist between the companies now combined in our wholly-owned subsidiary Newport Coast Securities, Inc. will increase our bottom line by lowering our costs.  We are based in Orange County, California and operate primarily through Newport Coast Securities, Inc., a fully-disclosed broker-dealer, headquartered in Manhattan, New York, which also does business as Newport Coast Asset Management as a registered investment advisor and dual registrant with the Securities and Exchange Commission.

Our executive office is located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our telephone number is (888) 668-9567 and our website address is www.rubiconfinancial.com. The information on our website is for information purposes only and is not incorporated by reference into this report.

OUR BUSINESS

Overview

All of our revenue generating operations are currently conducted through Newport Coast Securities, Inc., a FINRA/SEC registered broker dealer and Investment Advisor (“NCS” or “Newport”). The types of financial services we offer through NCS are as follows: investment banking services for small to mid-sized companies; investment management and financial planning; and retail and institutional brokerage services.

Newport Coast Securities, Inc.

NCS has been registered as a securities broker-dealer with the SEC for over a quarter of a century and has been located in the Orange County, California area since 1985. In March of 2013, NCS relocated its corporate headquarters to New York City.

Since mid-2008, we have expended tremendous time and resources into transforming NCS into a full service broker-dealer that provides retail and institutional securities services as well as investment banking, trading, market-making, brokerage, investment advisory and financial planning, and insurance services.  NCS is a $100,000 broker/dealer with approximately 120registered representatives in 30 branch offices producing approximately $18.1 million in revenues for the year ended December 31, 2013.

Operating as a securities broker-dealer and investment banking firm for more than twenty-five years, NCS has dual clearing agreements and is a correspondent firm with COR Clearing and Wedbush Morgan Securities.

NCS is registered with the Securities and Exchange Commission and is a member of FINRA and the Securities Investor Protection Corporation (SIPC).  NCS is also a Registered Investment Advisor registered with the SEC and is also licensed as an insurance general agency.  NCS is licensed to conduct its brokerage activities in all states except Maine and the District of Columbia and is currently approved to expand to 184 registered representatives and 95 offices.

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

Alternative Investment Products

NCS believes that there are many benefits to being able to offer Alternative Investments to its high net worth clients.  Many of these investments are uncorrelated to the market, may provide tax benefits, and/or cash flow, while still providing potential appreciation.

These investments come in many forms such as private and public Limited Partnerships and LLCs, REIT’s, DSTs, Direct Investments in real estate, Managed Futures, and more.  Many high net worth clients may look for access to investment vehicles that may offer higher upside potential and are willing and able to bear the additional risk.  The management team utilizes outside independent due diligence in addition to its own due diligence in this area with its management team possessing well over 30 years of experience in this asset class, in both up and down cycles, in alternative investments, with a focus on protecting the client in the selection of these products.

Insurance

Newport Coast Insurance has selling agreements most insurance products including fixed and variable annuity products, variable universal life, long-term care, disability and life insurance products for estate planning. NCS partners with only highly rated, reputable companies and field marketing organizations providing the latest innovative products to meet each client’s needs.

Trading and Brokerage

NCS through its clearing partners utilizes highly regarded marker makers and order entry destinations, which allows NCS’s customers effective and efficient execution of orders. NCS provides brokerage services to individuals, institutions and its investment banking corporate clients. NCS’s account executives can handle large, complex portfolios. Institutional brokerage services are provided to corporate clients and fund managers of income, equity and hedge funds.

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

Rubicon’s Professional Corporate Team

Rubicon’s corporate executives are located in our Orange County, California office and NCS’s corporate executives and employees are located in the New York and Orange County offices.

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

At December 31, 2013, NCS had net capital of $277,468 which was $177,468 in excess of its required net capital of $100,000.

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

Failure to maintain the required net capital may subject a firm to fines, suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. Compliance with the net capital rule could limit NCS’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which could limit our ability to access working capital and repay debt. In the past, we have entered into, and from time to time in the future may enter into, temporary subordinated loan arrangements to borrow funds on a short-term basis from our stockholders, unaffiliated third parties or banks to supplement our working capital needs.

Competition

Our primary competitors will be local and regional investment banks that provide similar comprehensive financial services and full service independent contractor broker-dealers.

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

Regulation

Securities

NCS is subject to complex and extensive regulation of most aspects of its business by Federal and State regulatory agencies, self-regulatory agencies, securities exchanges and by foreign governmental agencies, regulatory bodies and securities exchanges.  The regulatory framework of the securities industry is designed primarily to safeguard the integrity of the capital markets and protect customers, not creditors or stockholders.  The laws, rules, and regulations comprising such regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules, and regulations.  The effect of any such changes cannot be predicted and may direct the manner of operation and profitability of our company.

NCS is subject to regulations governing every aspect of the securities business, including the effecting of securities transactions, capital requirements, record-keeping, reporting procedures, relationships with customers, the handling of cash and margin accounts, training requirements for certain employees and business procedures with firms that are not members of these regulatory bodies.

NCS is registered as a securities broker-dealer with the SEC.  The securities exchanges mentioned above and the FINRA are voluntary, self-regulatory bodies composed of members, such as NCS, which have agreed to abide by the respective bodies’ rules and regulations.  These organizations may expel, fine, and otherwise discipline member firms and their employees.  NCS is licensed as a broker-dealer in all states except Maine.  This will require us to comply with the laws, rules, and regulations of each state.  Each state may revoke the license to conduct a securities business, fine, and otherwise discipline broker-dealers and their employees.

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

The Dodd-Frank Act includes various provisions that affect the regulation of broker-dealer sales practices and customer relationships. For example, the SEC is authorized to adopt a fiduciary duty applicable to broker-dealers when providing personalized investment advice about securities to retail customers. The U.S. Department of Labor is considering revisions to regulations under the Employee Retirement Income Security Act of 1974 that could subject broker-dealers to a fiduciary duty and prohibit specified transactions for a wider range of customer interactions. These developments may impact the manner in which affected businesses are conducted, decrease profitability and increase potential liabilities.

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

Financial Reform Act

The Dodd-Frank Act was enacted on July 21, 2010. While certain portions of the Dodd-Frank Act became effective immediately, most other portions are effective following transition periods or through numerous rulemakings by multiple governmental agencies, and although a large number of rules have been proposed, many are still subject to final rulemaking or transition periods. U.S. regulators also plan to propose additional regulations to implement the Dodd-Frank Act. Accordingly, it remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally.

It is likely that 2014 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

As a result of the passage of the Dodd-Frank Act, the Company’s asset management activities will be subject to certain additional laws and regulations, including, but not limited to, additional reporting and recordkeeping requirements (including with respect to clients that are private funds), restrictions on sponsoring or investing in, or maintaining certain other relationships with, “covered funds,” as defined in the Volcker Rule, subject to certain limited exemptions, and certain rules and regulations regarding trading activities, including trading in derivatives markets. Many of these new requirements may increase the expenses associated with the Company’s asset management activities and/or reduce the investment returns the Company is able to generate for its asset management clients. Several important elements of the Dodd-Frank Act will not be known until rulemaking is finalized and certain final regulations are adopted.

DIAL-A-CUP SPINOUT

On July 31, 2007, we entered into a Separation and Distribution Agreement with Dial-A-Cup, Inc., a Nevada corporation and our wholly owned subsidiary (“DAC”), whereby we agreed to spinout at least 50% of the shares of DAC common stock owned by us to our stockholders on a ten for one basis (each of our stockholders will receive one DAC share for every ten shares they hold in us).  The Separation and Distribution Agreement further provides, among other things, for the principal corporate transactions required to affect the spinout and certain other agreements governing our relationship with DAC after the spinout. Generally, DAC will take all of the business, assets and liabilities transferred to or assumed by it pursuant to the Separation and Distribution Agreement or other ancillary agreements on an “as is, where is” basis without representations or warranties by us.

DAC is required to file a registration statement on Form S-1 to register shares of DAC common stock to be distributed to our stockholders. The record date for the distribution of DAC shares shall be set as the tenth day following effectiveness of the S-1 registration statement. Fractional shares of DAC will be rounded up to the nearest whole DAC share. Following the completion of the distribution, DAC plans to seek a market maker to quote its common stock on the Over-the-Counter Bulletin Board.

All stockholders that hold shares of our common stock prior to the effective date of the registration statement will receive shares of DAC in conjunction with the spin-out.

Due to a lack of sufficient capital resources and dormant nature of DAC, the registration process has not commenced and is not anticipated to commence until such time as DAC is able to raise sufficient capital, which is not anticipated to be in the next twelve months.

DAC Business

Dial-A-Cup is a rotating cylinder appliance of six individual compartments that allows one fresh cup of coffee, tea, hot chocolate, soup, etc. to be brewed with each compartment having its own permanent filter. DAC developed the appliance through Advance Plastics (San Diego, CA) and its manufacturing facilities in China. The first prototype was completed in late 2004, and the initial pre-production appliances were manufactured for submission for UL approval. However, at this point in time DAC has conducted no business and is dormant pending the receipt of capital.

There is a wide and varied customer base for beverage systems. Initial marketing, once capital is raised, is anticipated to be to small businesses nationwide through the use of established national distributors, followed by introduction to the consumer via television through the consumer home shopping networks followed by sales to national retailers.

The on-demand coffee systems currently being marketed have met with sales difficulties because they require the use of the manufacturers “coffee pods” which are expensive and limited in selection. The Dial-A-Cup appliance is designed to allow the customer to continue to use the brand of coffee, or other beverage, they currently use in their drip coffee pots. DAC plans to market its own private label custom blended coffee for its appliance.

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

We incurred losses from operations for the years ended December 31, 2013 and 2012. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate cash and regulatory capital to fund our current level of operating activities through fiscal 2014, if we are unable to operate profitably, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

We may need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity will be sufficient enough to fund our operations in the ordinary course of business through fiscal 2014. However, if we experience extraordinary expenses or other events beyond our control, we may need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

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

The financial services industry faces substantial litigation and is subject to extensive regulatory investigations, and we may face damage to our reputation and legal liability.

As a financial services firm, we face the risk of investigations and proceedings by governmental and self-regulatory organizations. Interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the financial services industry, including us. Significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. The Dodd-Frank Act also provides compensation to whistleblowers who present the SEC with information related to securities laws violations that leads to a successful enforcement action. As a result of this compensation, it is possible we could face an increased number of investigations by the SEC.

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as investigations or proceedings brought by regulatory agencies, arising in connection with our activities as a financial services company, most recently the Wells notice from FINRA. Certain of the actual or threatened legal or regulatory actions include claims for substantial compensatory and/or punitive damages, claims for indeterminate amounts of damages, or may result in penalties, fines, or other results adverse to us. In some cases, the issuers or brokers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress or no longer registered with us. Like any corporation, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.

Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For example, over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased materially in the financial services industry. As a result, we have been, and expect that we may continue to become, the subject of increased claims for damages and other relief in the future and there can be no assurance that additional material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material. For more information regarding legal proceedings in which we are involved see “Legal Proceedings” in Part I, Item 3 herein.

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

The securities industry in the United States is subject to extensive regulations under both Federal and State laws.  Broker-dealers, such as NCS, and investment advisors are subject to regulations covering all aspects of their business.  Recently, the securities industry has experienced a great deal of negative exposure due to alleged underwriting negligence, conflicts of interest, research improprieties and mutual fund trading improprieties.  As a result, regulatory agencies and the U.S. government have intervened in an attempt to resolve these various issues, including the passage of the Dodd-Frank Act.  In addition, the SEC, FINRA, other self-regulatory organizations, and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees.

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

The financial services industry is subject to extensive regulation, which is undergoing major changes that will impact our business.

Like other financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business. These laws and regulations significantly affect the way we do business, and can restrict the scope of our existing businesses and limit our ability to expand our product offerings and pursue certain investments.

In response to the financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, or are currently considering enacting, financial market reforms that have resulted and could result in major changes to the way our global operations are regulated. In particular, as a result of the Dodd-Frank Act, we are, or will become, subject to (among other things) significantly revised and expanded regulation and supervision, to more intensive scrutiny of our businesses and any plans for expansion of those businesses, to new activities limitations, to a systemic risk regime that imposes heightened capital and liquidity requirements, and to comprehensive new derivatives regulation. While certain portions of the Dodd-Frank Act became effective immediately, most other portions are effective following transition periods or through numerous rulemakings by multiple governmental agencies, and although a large number of rules have been proposed, many are still subject to final rulemaking or transition periods. U.S. regulators also plan to propose additional regulations to implement the Dodd-Frank Act. Many of the changes required by the Dodd-Frank Act could materially impact the profitability of our businesses and the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, or require us to raise capital, including in ways that may adversely impact our stockholders or creditors. In addition, similar regulatory requirements are being proposed by foreign policymakers and regulators, which may be inconsistent or conflict with regulations that we are subject to in the U.S. and, if adopted may adversely affect us. While there continues to be uncertainty about the full impact of these changes, we do know that the Company will be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future.

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

Our common stock is quoted on the OTCQB. Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on December 31, 2013, the average daily trading volume was estimated to be approximately 2,753 shares per day and on a majority of days there was no trading activity. During such 30-day period the closing price of the common stock ranged from a high of $0.23 to a low of $0.18. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

Our Articles of Incorporation authorizes the Board of Directors to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

During fiscal 2013 we were authorized to issue a total of 9,000,000 shares of “blank check” preferred stock and up to 1,000,000 shares of Series A Convertible Preferred Stock.  In February of 2013, our board of directors authorized up to 1,000,000 shares of Series B Convertible Preferred Stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our wholly owned subsidiary, NCS, leases approximately 11,000 sq. ft. of general office space, which we occupy, with monthly rent of approximately $17,650. The lease expires on June 30, 2015. In addition, in December of 2012, NCS signed a two year lease (expiring December 31, 2014) for office space in New York, New York for $9,261 per month. Further, in May of 2013, NCS entered into a long-term lease agreement for office space in Chicago, Illinois commencing on June 1, 2013 and ending on November 30, 2018 for $5176 per month.  Lastly, in April of 2014, NCS made an offer to sublease a new office in New York, New York, which is pending approval by the master landlord.

We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space. Further, NCS continues to evaluate additional locations throughout the United States for opening offices and as stated above is currently looking to move its New York headquarters to larger space.

The annual lease payments due pursuant to current lease agreements are as follows:

Year Ending
December 31,	Amount
2014	$385,239
2015	172,073
2016	65,894
2017	67,873
2018	63,921
Total	$755,000

Item 3. Legal Proceedings.

In addition to the matters described below, in the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a financial services company. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities or brokers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress or no longer registered with us.

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

Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased materially in the financial services industry. As a result, we expect that we may become the subject of increased claims for damages and other relief and, while we have has identified below certain proceedings that we believe to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

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

American International Industries v. Rubicon

On August 19, 2011, American International Industries, Inc. (“AMIN”) obtained a default judgment against us in Cause No. 2010-14604 in the 281st Judicial Court of Harris County, Texas.

On October 1, 2012, the Court signed an Interlocutory Judgment granting our bill of review in Cause No. 2011-75606, which set aside the default judgment, ordered a trial on the merits of the underlying suit to be held in Cause No. 2011-75606, and ordered a realignment of the parties with AMIN as Plaintiff and us as Defendant.

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

We utilized the $426,000 in proceeds from the sale of Series B Preferred Stock to contribute capital into Newport Coast Securities, Inc. Accordingly, the regulatory capital of Newport Coast Securities, Inc. did not change as a result of the award.

NCS FINRA Wells Notice

On January 6, 2014, NCS received a Wells notice from the Financial Industry Regulatory Authority, Inc. (“FINRA”) regarding a preliminary determination to recommend disciplinary action against NCS for possible Securities Exchange Act of 1934, NASD and FINRA rule violations; including, churning and excessively trading client accounts, recommending unsuitable transactions, failure to supervise certain registered representatives and other NASD rules of conduct. A Wells notice is neither a formal allegation nor a finding of wrongdoing. We are unable to estimate with confidence or certainty how long the FINRA process will last or its ultimate outcome, including whether NCS will reach a settlement with FINRA and, if so, the amount of any related monetary fine and other possible remedies.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $199,000 and $472,500 as of December 31, 2013 and 2012, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock traded sporadically on the over-the-counter bulletin board market (OTC:BB) through February of 2011 and currently trades on the OTCQB under the symbol RBCF. Our common stock has traded infrequently on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2013 and 2012.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2013		2012
	High	Low	High	Low
1st Quarter	$0.30	$0.12	$0.28	$0.14
2nd Quarter	$0.36	$0.25	$0.40	$0.20
3rd Quarter	$0.38	$0.20	$0.42	$0.15
4th Quarter	$0.23	$0.18	$0.38	$0.15

(b) Holders of Common Stock

As of April 9, 2014, there were approximately 463 holders of record of our Common Stock and 23,089,026 shares outstanding.  As of April 9, 2014, the closing price of our shares of common stock on the OTCQB was $0.30 per share.

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

The purpose of the 2007 stock option plan is to enhance the long-term stockholder value by offering opportunities to our directors, employees, officers, consultants and independent contractors (collectively the “Participants”) and our subsidiaries to acquire and maintain stock ownership in Rubicon Financial.  The plan seeks to accomplish this purpose by enabling specified persons to purchase shares of our common stock, thereby increasing their proprietary interest in our success and encouraging them to remain in the employ or service of us.

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

As of December 31, 2013, we did not have any options outstanding under this plan.

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

As of December 31, 2013, we issued 1,868,750 shares of restricted stock under the 2007 stock acquisition plan.

Recent Sales of Unregistered Securities

On April 2, 2014, we conducted the second closing under a private placement offering selling 3,666,668 units for $550,000 to four accredited investors. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.25 per share.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2013.

Item 6. Selected Financial Data.

On February 21, 2014, our Board of Directors concluded that the following financial statements could no longer be relied upon: (i) financial statements as of December 31, 2012, 2011, 2010, 2009 and 2008 and related auditors’ reports thereon, as well as related financial statement data for all years contained in our Annual Reports on Form 10-K for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and (ii) quarterly financial statements contained in our Quarterly Reports on Form 10-Q for the quarters commencing on June 30, 2008 through September 30, 2013.

This conclusion was reached after consideration of guidance received from the Securities and Exchange Commission and presentation to our Board of Directors by management of the results of their investigation and analysis as to whether the accounting for the acquisition of the $2,403,671 customer list acquired as part of the June 2, 2008 acquisition of Grant Bettingen, Inc., now known as Newport Coast Securities, Inc. (the “Bettingen Acquisition”), should be accounted for and reported as an amortizable intangible asset with a five-year fixed life or non-amortized intangible asset with an indeterminable life, as originally reported, in the Registrant’s consolidated financial statements.  Management’s analysis was also discussed with Samyn & Martin, LLC (“S&M”), our independent registered public accounting firm.

Our management has concluded that the above referenced customer list should have been accounted for and reported as an identifiable intangible asset – customer list and amortized over a five-year period for the periods from June 30, 2008 through June 30, 2013.  Pursuant to this conclusion, the financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and for the three quarters of 2013 have been restated to correct this error as part of this Report.

Upon acquisition in 2008, we had determined that this asset had an indeterminate life and we did not amortize the asset, but only tested it for impairment each year.  No impairments were ever taken on the asset.  We have concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error amortized the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.

For the year ended 2008, this created $280,428 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2008 balance sheet by $280,428, in total, respectively.  Net loss for the year ended December 31, 2008 was $280,428 higher than what was originally reported.

For the year ended 2009, this created $480,734 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2009 balance sheet by $761,162, in total, respectively.  Net loss for the year ended December 31, 2009 was $480,734 higher than what was originally reported.

For the year ended 2010, this created $480,734 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2010 balance sheet by $1,241,897, in total, respectively.  Net loss for the year ended December 31, 2010 was $480,734 higher than what was originally reported.

For the year ended 2011, this created $480,734 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2011 balance sheet by $1,722,631, in total, respectively.  Net loss for the year ended December 31, 2011 was $480,734 higher than what was originally reported.

For the year ended 2012, this created $480,734 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2012 balance sheet by $2,203,365, in total, respectively. Net income for the year ended December 31, 2012 was $480,734 lower than what was originally reported.  As of December 31, 2012, the asset had a balance of $200,307, net of accumulated amortization.  This remaining balance is amortized in the year ended December 31, 2013 so that the asset is fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.

The restated financial statements for 2008, 2009, 2010, 2011 and 2012 are shown below.

The restated 2012 financials are also shown in the financial statements presented in Item 8 on a comparative basis with the financial statements for the year ended December 31, 2013.

Rubicon Financial Incorporated
Consolidated Balance Sheets – ALL YEARS RESTATED
	December 31,
	2012	2011	2010	2009	2008
Assets
Current assets:
Cash	$1,785,736	$1,420,189	$1,048,729	$746,885	$212,657
Cash - restricted	161,802	311,817	311,775	311,670	201,571
Marketable securities	60,493	55,864	193,633	508,428	530,380
Accounts receivable	402,708	527,019	839,601	683,412	481,523
Prepaid expenses	28,705	42,390	158,194	123,402	41,311
Notes receivable	66,235	69,941	134,276	124,202	124,202
Interest receivable	-	-	15,988	12,358	4,906
Contract advances, current portion	113,559	85,004	54,838	-	-
Total current assets	2,619,238	2,512,224	2,757,034	2,510,357	1,596,550

Fixed assets, net of accumulated depreciation	26,017	41,019	60,557	84,213	136,159
Other assets:
Contract advances	104,164	100,218	-	154,445	277,197
Capitalized financing costs	21,000	-	-	-	-
Deposits	11,916	14,607	11,917	39,471	38,554
Intangible asset – customer list, net of accumulated depreciation	200,307	681,041	1,161,775	1,678,509	2,159,243
Total other assets	337,387	795,866	1,173,692	1,872,425	2,474,994
Total assets	$2,982,642	$3,349,109	$3,991,283	$4,466,995	$4,207,703

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$840,681	$725,380	$479,577	$525,896	$242,335
Accrued expenses	557,139	805,778	998,130	1,076,983	583,437
Investment obligation	487,000	487,000	487,000	487,000	487,000
Deferred revenue	-	6,042	191,193	74,014	147,367
Capital lease obligation	-	-	-	-	12,223
Line of credit	200,000	200,000	-	100,000	-
Note payable, current portion	254,335	67,270	133,082	42,000	-
Note payable and accrued interest – related party	-	-	-	5,213	4,500
Accrued legal settlement	445,513	2,030,114	-	-	-
Contingent liabilities	472,500	421,350	681,359	-	-
Total current liabilities	3,257,168	4,742,934	2,970,341	2,311,106	1,476,862
Long term liabilities
Note payable	509,409	51,428	42,320	-	-
Stockholders’ equity”
Preferred stock, $0.001 par value, 10,000,000
shares authorized, 62,500 shares issued and
outstanding as of December 31, 2012,
2011, 2010, 2009, and 2008	63	63	63	63	63
Common stock, $0.001 par value, 100,000,000
shares authorized, 15,089,023, 14,714,023, 14,048,023, 14,098,023, 11,976,773
issued and outstanding as of December 31,
2012, 2011, 2010, 2009 and 2008	15,089	14,714	14,047	14,097	11,977
Common stock owed but not issued, 250,000,
525,000, 1,000,000, none, and 499,790
shares as of December 31, 2012, 2011, 2010,
2009 and 2008	250	525	1,000	-	498
Additional paid-in capital	18,433,990	18,394,090	18,259,444	18,113,350	17,971,575
Unamortized shares issued for services	-	-	-	-	(433,108)
Other comprehensive income (loss)	29,599	29,599	70,838	(814,624)	(611,861)
Accumulated (deficit)	(19,262,926)	(19,884,244)	(17,366,770)	(15,156,997)	(14,208,303)
Total stockholders’ equity (deficit)	(783,935)	(1,445,253)	978,622	2,155,889	2,730,841
Total Liabilities and Stockholders’ Equity	$2,982,642	$3,349,109	$3,991,283	$4,466,995	$4,207,703

Rubicon Financial Incorporated
Consolidated Statements of Operations – ALL YEARS RESTATED
	December 31,
	2012	2011		2010		2009		2008

Revenue	$14,572,106		$15,311,941		$14,291,411		$12,400,188		$4,912,090

Expenses:
Commissions and other direct costs	11,456,901		12,261,299		11,850,847		9,520,289		3,773,120
Consulting	110,487		371,944		363,853		293,115		14,317
Professional fees	701,619		308,070		861,044		877,422		273,378
Executive compensation	694,890		624,816		515,000		856,663		3,688,914
General and administrative expenses	2,284,135		2,171,503		1,885,971		1,738,754		2,149,095
Depreciation	17,980		27,038		41,550		51,468		37,578
Total expenses	15,266,012		15,764,670		15,518,265		13,337,711		9,936,402

Net operating income (loss)	(693,906)		(452,729)		(1,226,854)		(937,523)		(5,024,312)
Other income (expense):
Interest expense	(30,810)		(18,775)		(24,488)		(28,671)		(15,040)
Interest income	9,783		26,033		18,126		17,500		48,198
Other income	-		29,742		64,201		-		121,200
Realized losses on investments	-		46,869		(1,151,915)		-		(73,403)
Other income	-		-		-		-		(136,390)
Loss on uncollectable note receivable	-		(118,500)		-		-		-
Gain on disposal of subsidiary	-		-		156,554		-		-
Legal settlement income (expense)	1,336,251		(2,030,114)		-		-		-
Total other income (expense)	1,315,224		(2,064,745)		(937,522)		(11,171)		(55,435)

Net income (loss) from continued operations	621,318		(2,517,474)		(2,164,376)		(948,694)		(5,079,747)

Net income (loss) from discontinued operations	-		-		(45,397)		-		-

Net income (loss)	$621,318		$(2,517,474)		$(2,209,773)		$(948,694)		$(5,079,747)

Other comprehensive income (loss):
Adjustment to record other than temporary losses	$-		$46,869		$1,151,915		$-		$-
Unrealized gains (losses) on securities	-		(88,108)		(266,453)		(202,763)		(252,861)
Total other comprehensive income (loss)	-		(41,239)		885,462		(202,763)		(252,861)

Net comprehensive income (loss)	$621,318		$(2,558,713)		$(1,324,311)		$(1,151,457)		$(5,332,608)

Weighted average number of
Common shares outstanding – basic	15,018,612		14,695,667		14,085,283		12,715,475		11,487,102
– diluted	15,268,612		N/A		N/A		N/A		N/A

Net income (loss) per share – basic	$0.04		$(0.17)		$(0.16)		$(0.07)		$(0.44)
– diluted	$0.04	$	N/A	$	N/A	$	N/A	$	N/A

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows – ALL YEARS RESTATED
	December 31,
	2012	2011	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$621,318	$(2,517,474)	$(2,164,376)	$(948,694)	$(5,079,747)
Net income (loss) from discontinued operations	-	-	(45,397)	-	-
Adjustments to reconcile net (loss) to
net cash provided (used) in operating activities:
Depreciation expense	17,980	27,038	42,044	51,468	37,578
Shares issued for services	40,000	151,250	150,000	111,493	737,764
Realized losses on investments	-	46,869	1,151,915	-	-
Loss on uncollectible notes receivable	-	118,500	-	-	-
Legal settlement (income) expense	(1,336,251)	2,030,114	-	-	-
Gain on disposal of subsidiary	-	-	(156,554)	-	-
Minority interest losses	-	-	-	-	73,403
Amortization of equity based comp	-	-	-	433,108	2,445,305
Amortization of intangible asset – customer list	480,734	480,734	480,734	480,734	280,428
Changes in operating assets and liabilities:
Accounts receivable	124,311	312,582	(149,608)	(201,889)	(161,491)
Prepaid expenses	13,685	115,804	(53,397)	(82,091)	(5,858)
Accrued interest receivable	-	(3,685)	(3,630)	(7,452)	(4,906)
Deposits and other assets	(50,810)	(133,074)	127,161	121,835	(21,200)
Accounts payable and accrued liabilities	(330,537)	(204,558)	628,680	802,383	293,669
Investment obligation	-	-	-	-	383,000
Accrued interest payable – related party	-	-	-	713	(11,239)
Deferred revenue	(6,042)	(185,151)	191,193	(73,353)	112,257
Net cash provided (used) by operating activities	(425,612)	238,949	198,765	688,255	(921,037)
Net cash provided (used) by operating activities – discontinued operations	-	-	14,472	-	-
	(425,612)	238,949	212,237	688,255	(921,037)
Cash flows from investing activities
Payments received on notes receivable, net	3,706	44,667	8,963	-	798
Issuance of notes receivable	-	(95,571)	(19,037)	-	-
Purchase of fixed assets	(2,979)	(7,500)	(20,388)	(12,894)	(68,281)
Proceeds from disposal of sub	-	-	19,000	-	-
Distribution of assets – related party	-	-	-	-	89,706
Purchase of intangible assets	-	-	-	-	(1,103,420)
Proceeds from (purchase of) investments	(4,629)	47,661	48,342	(180,811)	(121,200)
Net cash provided (used) by investing activities	(3,902)	(10,743)	36,880	(193,705)	(1,202,397)
Net cash provided (used) by investing activities – discontinued operations	-	-	15,000	-	-
	(3,902)	(10,743)	51,880	(193,705)	(1,202,397)

Cash flows from financing activities
Proceeds on line of credit	-	200,000	-	100,000	-
Payment on line of credit	-	-	(100,000)	-	-
Contributed capital	-	-	-	20,000	-
Cash acquired in merger	-	-	-	-	388,610
Preferred stock for cash	-	-	-	-	112,500
Common stock for cash	-	-	-	-	144,000
Proceeds from notes payable	726,500	100,000	200,000	42,000	-
Payments on Notes payable	(81,454)	(156,704)	(48,098)	(12,223)	-
Net cash provided by financing activities	645,046	143,296	51,902	149,777	645,110
Net cash provided by financing activities – discontinued operations	-	-	(15,070)	-	-
	645,046	143,296	36,832	149,777	645,110

Net increase (decrease) in cash	215,532	371,502	301,949	644,327	(1,478,324)
Cash – beginning of year	1,732,006	1,360,504	1,058,555	414,228	1,892,541
Cash – end of year	$1,947,538	$1,732,006	$1,360,504	$1,058,555	$414,217

Supplemental disclosures:
Interest paid	$30,810	$18,775	$22,199	$21,066	$6,457
Income taxes paid	$-	$-	$800	$800	$800

Non-cash financing activities:
Shares issued for services	$40,000	$151,250	$150,000	$111,493	$737,764
Shares issued for accounts payable	$-	$-	$50,000	$11,904	$-
Shares issued for acquisition	$-	$-	$-	$-	$1,680,000
Notes receivable settled with return of shares	$-	$16,412	$-	$-	$-

Rubicon Financial Incorporated
Consolidated Statement of Changes in Stockholders’ Equity – ALL YEARS RESTATED

									Other		Total
	Preferred Stock		Common Stock		Common Stock owed		Additional Paid in	Unamortized	Compre- hensive	Accumulated	Stock- holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	(Deficit)	Equity
Balance, January 1, 2008	-	$-	10,724,273	$10,724	644,790	$559	$15,077,054	$(2,878,413)	$(359,000)	$(9,128,556)	$2,722,368

Shares issued that were owed	-	-	45,000	45	(45,000)	(45)	-	-	-	-	-
Shares issued for cash, net	-	-	85,000	85	-	-	143,915	-	-	-	144,000
Preferred issued for cash, net	62,500	63	-	-	-	-	112,437	-	-	-	112,500
Shares authorized for services	-	-	22,500	23	-	-	37,977	-	-	-	38,000
Options issued for compensation	-	-	-	-	-	-	699,764	-	-	-	699,764
Cancellation of shares	-	-	(100,000)	(100)	(100,000)	(16)	116	-	-	-	-
Amortization of shares issued	-	-	-	-	-	-	-	2,445,305	-	-	2,445,305
Shares issued for acquisition	-	-	1,200,000	1,200	-	-	1,678,800	-	-	-	1,680,000
Forgiveness of related party debt	-	-	-	-	-	-	221,512	-	-	-	221,512
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(252,861)	-	(252,861)
Net (loss) for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(5,079,747)	(5,079,747)

Balance, December 31, 2008	62,500	$63	11,976,773	$11,977	499,790	$498	$17,971,575	$(433,108)	$(611,861)	$(14,208,303)	$2,730,841

Shares issued that were owed	-	-	500,000	498	(499,790)	(498)	-	-	-	-	-
Shares issued for accounts payable	-	-	150,000	150	-	-	11,754	-	-	-	11,904
Shares issued for services	-	-	1,471,250	1,472	-	-	110,021	-	-	-	111,493
Forgiveness of Related party debt	-	-	-	-	-	-	20,000	-	-	-	20,000
Amortization of shares issued	-	-	-	-	-	-	-	433,108	-	-	433,108
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(202,763)	-	(202,763)
Net (loss) for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(948,694)	(948,694)

Balance, December 31, 2009	62,500	63	14,098,023	14,097	-	-	18,113,350	-	(814,624)	(15,156,997)	2,155,889

Shares issued for accounts payable	-	-	-	-	250,000	250	49,750	-	-	-	50,000
Shares issued for services	-	-	-	-	750,000	750	149,250	-	-	-	150,000
Shares cancelled	-	-	(50,000)	(50)	-	-	(52,906)	-	-	-	(52,956)
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	885,462	-	885,462
Net (loss) for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(2,209,773)	(2,209,773)

Balance, December 31, 2010	62,500	63	14,048,023	14,047	1,000,000	1,000	18,259,444	-	70,838	(17,366,770)	978,622

Shares issued that were owed	-	-	850,000	850	(850,000)	(850)	-	-	-	-	-
Shares authorized but cancelled	-	-	-	-	(150,000)	(150)	150	-	-	-	-
Shares authorized for services	-	-	-	-	525,000	525	150,725	-	-	-	151,250
Note receivable settled with return of shares	-	-	(184,000)	(183)	-	-	(16,229)	-	-	-	(16,412)
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(41,239)	-	(41,239)
Net (loss) for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(2,517,474)	(2,517,474)

Balance, December 31, 2011	62,500	63	14,714,023	14,714	525,000	525	18,394,090	-	29,599	(19,884,244)	(1,445,253)

Shares issued that were owed	-	-	275,000	275	(275,000)	(275)	-	-	-	-	-
Shares issued for services	-	-	100,000	100	-	-	39,900	-	-	-	40,000
Net (loss) for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	621,318	621,318

Balance, December 31, 2012	62,500	63	15,089,023	15,089	250,000	250	18,433,990	-	29,599	(19,262,926)	(783,935)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a financial service holding company operating primarily through our wholly-owned subsidiary, Newport Coast Securities, Inc. (“NCS”), a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking.

We also have a non-operating subsidiary, Dial-A-Cup, Inc. (“DAC”), which has developed a hot-water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand.  On July 31, 2007, we entered into a Separation and Distribution Agreement with DAC, whereby we agreed to spin-out at least 50% of the shares of DAC common stock owned by us to our stockholders on a one for ten basis.  The Separation and Distribution Agreement also provides that DAC will take all of the businesses, assets and liabilities relating to the DAC business previously held by us.  DAC intends to file a registration statement on Form S-1 to register the shares of DAC common stock to be distributed.  As of the date of this report, the Form S-1 has not been filed because DAC is dormant. When and if DAC is able to raise adequate capital, which is not anticipated to be within the next twelve months, DAC will commence the registration process.

Overview of Financial Services

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

Market and Economic Conditions.

During 2013, global market and economic conditions showed improvement from 2012, though significant uncertainty remained. Investor sentiment was boosted by encouraging signs of improvement in the global economy during the second half of 2013. The U.S. economy continued its moderate growth pace, but while as a whole the recession in the euro-area came to an end, significant pockets of slow or negative growth remained in Europe. During 2013, global market and economic conditions were also challenged by investor concerns about the U.S. longer-term budget outlook and the scaling back of monetary stimulus, the remaining European sovereign debt issues and slowing economic growth in emerging markets. Shorter-term concerns over the U.S. budget standoff were resolved in late 2013 as Congress came to a tentative agreement on federal government funding for the next two fiscal years. The agreement was in response to a shut-down of the U.S. federal government that lasted for 16 days during October 2013. Elsewhere, especially in parts of Europe, growth remains stymied by fiscal and longer-term structural issues in the economy.

In the U.S., major equity market indices ended the year significantly higher compared with year-end 2012. The U.S. economy continued its moderate growth pace in 2013. Labor market conditions improved as the unemployment rate declined to 6.7% at December 31, 2013 from 7.9% at December 31, 2012. Consumer spending and business investment advanced during 2013. The housing market generally strengthened in 2013, although rising mortgage rates have resulted in recent softness in housing starts and home sales. Apart from fluctuations due to changes in energy prices, inflation has been running below the Federal Reserve’s longer-run objective, but longer-term inflation expectations have remained stable. The Federal Open Market Committee (“FOMC”) of the Federal Reserve kept key interest rates at historically low levels. At December 31, 2013, the federal funds target rate remained between 0.0% and 0.25%, and the discount rate remained at 0.75%. Earlier in 2013 concerns about the Federal Reserve’s plan to scale back its monetary stimulus plan caused investors to sell off holdings. Subsequently, the FOMC announced in December that it would be decreasing its purchases of Treasury and mortgage-backed securities in January 2014. The continuing U.S. recovery, though tepid, is also relieving some of the pressure on the federal budget experienced during the past several years.

Restatement of Prior Periods

In our annual report filing for December 31, 2012 and three 10-Q filings for the year ended December 31, 2013, we inadvertently reflected a $2,403,671 asset as “Goodwill”.  The asset in question had been shown as an “Intangible asset – customer lists” on all of our previous filings and was, in fact, an intangible asset for customer lists/relationships acquired in the 2008 acquisition of Newport Coast Securities (See Note 4 to our financial statements).

Upon acquisition in 2008, we had determined that this asset had an indeterminate life and we did not amortize the asset, but only tested it for impairment each year.  No impairments were ever taken on the asset.  We have concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error amortized the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.

For the year ended 2008, this created $280,428 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2008 balance sheet by $280,428, in total, respectively.  Net loss for the year ended December 31, 2008 was $280,428 higher than what was originally reported.

For the year ended 2009, this created $480,734 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2009 balance sheet by $761,162, in total, respectively.  Net loss for the year ended December 31, 2009 was $480,734 higher than what was originally reported.

For the year ended 2010, this created $480,734 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2010 balance sheet by $1,241,897, in total, respectively.  Net loss for the year ended December 31, 2010 was $480,734 higher than what was originally reported.

For the year ended 2011, this created $480,734 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2011 balance sheet by $1,722,631, in total, respectively.  Net loss for the year ended December 31, 2011 was $480,734 higher than what was originally reported.

For the year ended 2012, this created $480,734 of amortization expense and lowered the intangible asset and retained earnings from what was originally shown on the December 31, 2012 balance sheet by $2,203,365, in total, respectively. Net income for the year ended December 31, 2012 was $480,734 lower than what was originally reported.  As of December 31, 2012, the asset had a balance of $200,307, net of accumulated amortization.  This remaining balance is amortized in the year ended December 31, 2013 so that the asset is fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.

The restated financial statements for 2008, 2009, 2010, 2011 and 2012 are shown in Item 6, “Selected Financial Data”, on this Report.  The restated 2012 financials are shown in the financial statements presented in Item 8 on a comparative basis with the financial statements for the year ended December 31, 2013.

The following table sets forth the changes to the balance sheet at December 31, 2012 due to the restatement (amounts shown in thousands):

	Originally reported	Change		As Restated
Current assets	$2,619	$-		$2,619
Other non-current assets	163	-		163
Intangible asset – Customer lists	2,403	(2,203)	(1)	200
Total Assets	5,186	(2,203)	(1)	2,982

Liabilities	3,767	$-		3,767
Stockholders’ equity (deficit)	1,419	$(2,203)	(1)	(784)
Total liabilities and Stockholder’s equity (deficit)	$5,186	$(2,203)	(1)	$2,982

(1) = decrease in intangible asset and retained earnings (deficit) due to $2,203,365 of amortization in the years 2008, 2009, 2010, 2011, and 2012.

The following table sets forth the changes to the income statement for the year ended December 31, 2012 due to the restatement (amounts shown in thousands except for net income per share data):

	Originally reported	Changes		As Restated
Revenue	$14,572	$-		$14,572
Expenses	14,785	481		15,266
Net operating loss	(213)	(481)		(694)
Other income (expense)	1,315	-	(2)	1,315
Net income	1,102	(481)	(2)	621

Net income per share - basic	$0.07			$0.04
Net income per share - diluted	$0.07			$0.04

(2) = increase in expense due to $480,734 of amortization expense relating to the intangible asset being amortized.

Results of Operations

The following tables summarize selected items from the statement of operations for the years ended December 31, 2013 and 2012.

Revenue:

	Years Ended
	December 31,		Increase/(Decrease)
	2013	2012 RESTATED	$	%
Consolidated
Revenue	$18,059,664	$14,572,106	$3,487,558	24%
Operating expenses	18,398,429	15,266,012	3,132,417	21%
Net operating income (loss)	$(338,765)	$(693,906)	$(355,141)	(51%)

Our revenues increased 24% during fiscal 2013. The revenue increase for the year over year periods is the result of increases in revenues generated by NCS, primarily due to the substantial increase in investment banking fees and managed fee accounts.

During the year ended December 31, 2013, our operating expenses increased by 21% primarily as a result of relocating NCS’s corporate office to New York and increased staffing.

Sources of Revenues:

	Years Ended
	December 31,		Increase/(Decrease)
	2013	2012 RESTATED	$	%
Commissions	$7,123,676	$6,855,744	$267,932	4%
Investment Banking Fees	5,950,634	3,545,081	2,405,553	24%
Selling Concessions:
Insurance	1,746,161	2,014,198	(268,037)	(13%)
Mutual Funds	665,170	733,501	(68,331)	(9%)
Managed fee accounts	1,799,226	827,943	971,283	117%
Other income	$774,797	$595,639	$179,158	30%

As can be seen from the table above, during fiscal 2013 we transitioned a large portion of our business from insurance and mutual funds into increased investment banking and managed fee accounts. We anticipate this trend to continue through fiscal 2014.

Selling and Administrative Expenses:

	Years Ended
	December 31,		Increase/(Decrease)
	2013	2012 RESTATED	$	%

Commissions and other direct costs	$14,039,229	$11,456,901	$2,582,328	23%
Professional fees	1,035,145	812,106	223,039	27%
General and administrative expenses	3,105,342	2,498,291	607,051	24%
Depreciation and amortization	218,713	498,714	(280,001)	(56%)
Operating expenses	$18,398,429	$15,266,012	$3,132,417	21%

Operating expenses increased by 21% in 2013 over the previous year ended December 31, 2012. This increase was anticipated as we incurred double digit increases in professional fees (27%), primarily associated with arbitration and litigation matters. In addition, general and administrative expenses increased considerably (24%), as a result of increased staffing and overhead relating to the NCS relocation of its corporate office to New York and increased operations.

Our direct costs are comprised of commissions paid to registered representatives and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will generally increase or decrease with changes in revenue.

Other income and (expense)

	Years Ended
	December 31,		Increase/(Decrease)
	2013	2012 RESTATED	$	%
Consolidated
Interest (expense)	$(113,759)	$(30,810)	$82,949	269%
Interest income	341	9,783	(9,442)	(97%)
Legal settlement income (expense)	260,500	1,336,251	(1,075,751)	(81%)

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 97% decrease in interest income as a direct result of lower cash balances held in interest bearing accounts. The 269% increase in interest expense primarily relates to interest incurred under our line of credit and a private party loan.

During the year ended December 31, 2012, an accrued legal judgment in the amount of $2,030,114.40 was set aside. We have accrued a contingent liability for the ongoing litigation in the amount of $268,000 and recorded a $425,863 loss in relation to the Scott arbitration, thereby resulting in legal settlement income of $1,336,251 for the year ended December 31, 2012. During 2013, we settled the ongoing AMIN litigation for $7,500, thereby reducing the legal settlement income for 2013 to $260,500.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2013, we had available cash of $846,461. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2014. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

In NCS we have increased our number of employees to a level which satisfies not only our current requirements in an economically sensible manner but allows for growth over the next year. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. As of December 31, 2013, we employed three executives and fifteen administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2013 compared to December 31, 2012.

			Increase / (Decrease)
	December 31, 2013	December 31, 2012 RESTATED	$	%
Current Assets	$2,306,536	$2,619,238	$(312,702)	(12%)
Current Liabilities	2,471,151	3,257,168	(786,017)	(24%)
Working Capital (Deficit)	$(164,615)	$(637,930)	$(473,315)	(74%)

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $846,461 in un-restricted cash on hand at December 31, 2013 will be sufficient to sustain operations through fiscal 2014.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2013 and 2012, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Impairment of long-lived assets: We review our long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. We recognized no impairment losses during the years ended December 31, 2013 and 2012.

Credit Risks: Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, we had approximately $162,000 in excess of FDIC insured limits.  At December 31, 2012, we had approximately $1,066,000 in excess of FDIC insured limits.

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

Samyn & Martin, LLC, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Our entire board of directors meets with our management and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The board of directors oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect stockholders’ investments.

To the Board of Directors
Rubicon Financial Incorporated and Subsidiaries
Newport Beach, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Rubicon Financial Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2013 and 2012, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Samyn & Martin, LLC
Samyn & Martin, LLC
Kansas City, Missouri
April 14, 2014

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2013	2012 RESTATED
Assets
Current assets:
Cash	$846,461	$1,785,736
Cash – restricted	204,011	161,802
Marketable securities	201,921	60,493
Accounts receivable	826,246	402,708
Prepaid expenses	46,828	28,705
Notes receivable, current portion	43,569	66,235
Contracts advances, current portion	137,500	113,559
Total current assets	2,306,536	2,619,238

Fixed assets, net of accumulated depreciation of $286,753 and $268,347, respectively	63,890	26,017

Other assets:
Contract advances	96,402	104,164
Capitalized financing costs	16,917	21,000
Deposits	55,438	11,916
Intangible asset – customer lists, net of accumulated amortization	-	200,307
Total other assets	168,757	337,387
Total assets	$2,539,183	$2,982,642

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$404,236	$840,681
Accrued expenses	873,147	557,139
Investment obligation	487,000	487,000
Line of credit	200,000	200,000
Note payable – current portion	307,768	254,335
Accrued legal settlement	-	445,513
Contingent liabilities	199,000	472,500
Total current liabilities	2,471,151	3,257,168

Long term liabilities
Note payable	334,386	509,409

Redeemable Preferred stock, Series B, $0.001 par value, 1,000,000 shares authorized, 426,000 issued and outstanding as of December 31, 2013	426,000	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 62,500 shares issued and outstanding as of December 31, 2013 and 2012, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,755,691 and 15,089,023 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	16,755	15,089
Common stock owed but not issued, 750,000 and 250,000 shares as of December 31, 2013 and December 31, 2012, respectively	750	250
Additional paid in capital	18,781,824	18,433,990
Other comprehensive gain (loss)	(7,137)	29,599
Accumulated (deficit)	(19,484,609)	(19,262,926)
Total stockholders’ equity	(692,354)	(783,935)
Total liabilities and stockholders’ equity	$2,539,183	$2,982,642

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012 RESTATED

Revenue:
Commissions	$7,123,676	$6,855,744
Investment banking fees	5,950,634	3,545,081
Selling concessions:
Insurance	1,746,161	2,014,198
Mutual funds	665,170	733,501
Managed fee accounts	1,799,226	827,943
Other income	774,797	595,639
Total revenue	18,059,664	14,572,106

Expenses:
Commissions and other direct costs	14,039,229	11,456,901
Professional fees	1,035,145	812,106
General and administrative expenses	3,105,342	2,498,291
Depreciation and amortization	218,713	498,714
Total expenses	18,398,429	15,266,012

Net operating income (loss)	(338,765)	(693,906)

Other income (expense):
Interest expense	(113,759)	(30,810)
Interest income	341	9,783
Legal settlement income (expense)	260,500	1,336,251
Total other income (expense)	147,082	1,315,224

Net income (loss) from continued operations	$(191,683)	$621,318

Provision for state income tax	30,000	-

Net income (loss)	$(221,683)	$621,318

Other comprehensive income (loss):
Unrealized gains (losses) realized	(11,684)	-
Unrealized gains (losses) on securities	(25,052)	-
Total other comprehensive income (loss)	(36,736)	-

Net comprehensive loss	$(258,419)	$621,318

Weighted average number of common shares outstanding – basic	16,205,280	15,018,612
– diluted	N/A	15,268,612

Net income (loss) per share – basic	$(0.01)	$0.04
– diluted	N/A	0.04

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Common Stock owed but not issued		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Equity
Balance, December 31, 2011 (RESTATED)	62,500	$63	14,714,023	$14,714	525,000	$525	$18,394,090	$29,599	$(19,884,244)	$(1,445,253)

Shares issued that were owed	-	-	275,000	275	(275,000)	(275)	-	-	-	-
Shares issued for services	-	-	100,000	100	-	-	39,900	-	-	40,000

Net (loss) for the year ended December 31, 2012	-	-	-	-	-	-	-	-	621,318	621,318

Balance, December 31, 2012 (RESTATED)	62,500	$63	15,089,023	$15,089	250,000	$250	$18,433,990	$29,599	$(19,262,926)	$(783,935)

Common stock sold for cash	-	-	1,666,668	1,666	500,000	500	347,834	-	-	350,000

Other comprehensive income (loss)	-	-	-	-	-	-	-	(36,736)	-	(36,736)

Net (loss) for the year ended December 31, 2013	-	-	-	-	-	-	-	-	(221,683)	(221,683)

Balance, December 31, 2013	62,500	$63	16,755,691	$16,755	750,000	$750	$18,781,824	$(7,137)	$(19,484,609)	$(692,354)

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012 RESTATED
Cash flows from operating activities
Net income (loss)	$(221,683)	$621,318
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	18,406	17,980
Shares issued for services	-	40,000
Amortization of contract advances	198,821	-
Amortization of notes receivable	21,667	-
Amortization of capitalized financing costs	4,083	-
Amortization of intangible asset – customer list	200,307	480,734
Reversal of AMIN lawsuit accrual	(268,000)	(1,336,251)
Changes in operating assets and liabilities:
Accounts receivable	(423,537)	124,311
Contract advances	(215,000)	(32,501)
Prepaid expenses	(18,124)	13,685
Deposits and other assets	(43,522)	(18,309)
Accounts payable and accrued liabilities	(571,449)	(330,537)
Deferred revenue	-	(6,042)
Net cash (used) by operating activities	(1,318,031)	(425,612)

Cash flows from investing activities
Payments received on notes receivable, net	1,000	3,706
Purchase of fixed assets	(56,278)	(2,979)
Proceeds from (purchase of) investments	(178,166)	(4,629)
Net cash (used) by investing activities	(233,444)	(3,902)

Cash flows from financing activities
Proceeds from sale of preferred stock, net of expenses	426,000	-
Proceeds from sale of common stock, net of expenses	350,000	-
Proceeds from notes payable	168,000	726,500
Payments on notes payable	(289,591)	(81,454)
Net cash provided by financing activities	654,409	645,046

Net (decrease) increase in cash	(897,066)	215,532
Cash – beginning	1,947,538	1,732,006
Cash – ending	$1,050,472	$1,947,538

Supplemental disclosures:
Interest paid	$113,759	$30,810
Income taxes paid	$1,600	$-
Non-cash financing activities:
Shares issued for services	$-	$40,000

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

Principles of Consolidation
The financial statements as of December 31, 2013 and 2012 and for the years then ended include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary is collectively referred to herein as the “Company”.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2013 or 2012.  Depreciation expense for the year ended December 31, 2013 and 2012 was $18,406 and $17,980, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2013 and 2012.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of December 31, 2013 and 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

Investment banking revenues and advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue.  The Company recognizes commissions on a gross basis from its broker services on the trade-date.  Fees billed and collected before services are performed are included in deferred revenue.  Normal expenses are recorded when the obligation is incurred.

Advertising Costs
The Company expenses all costs of advertising as incurred. There was $8,587 and $11,794 of advertising costs included in general and administrative expenses for the years ended December 31, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2013 and 2012 due to their short-term nature.  See Note 17 for further details.

Income (loss) per Common Share
Net income (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average common shares outstanding.  Diluted EPS is computed by adding to the weighted average common shares the dilutive effect of possible preferred stock conversions and in-the-money stock options and warrants. For the years ended December 31, 2012, the denominator in the diluted EPS computation is 250,000 shares higher than the denominator for basic EPS due of possible conversions of preferred stock.  There were no in-the-money options or warrants as of December 31, 2012.  For the years ended December 31, 2013, the denominator in the diluted EPS computation is 3,380,000 shares higher than the denominator for basic EPS due of possible conversions of preferred stock, series A and B.  There were no in-the-money options or warrants as of December 31, 2013.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, the Company had approximately $162,000 in excess of FDIC insured limits.  At December 31, 2012, the Company had approximately $1,066,000 in excess of FDIC insured limits.

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

NOTE 2 – Restatements For Correction Of An Error
In its 10-K filing for December 31, 2012 and its three 10-Q filings for the year ended December 31, 2013, the Company inadvertently reflected a $2,403,671 asset as “Goodwill”.  The asset in question had been shown as an “Intangible asset – customer lists” on all previous filings by the Company and was, in fact, an intangible asset for customer lists/relationships acquired in the 2008 acquisition of Newport Coast Securities (See Note 4).  Upon acquisition in 2008, the Company had determined that this asset had an indeterminate life and the Company did not amortize the asset but only tested it for impairment each year.  No impairments were ever taken on the asset.  The Company has concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error is going to amortize the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.  For the year ending 2008, this will create $280,428 of amortization expense and lower the intangible asset and retained earnings from what was originally shown on the December 31, 2008 balance sheet by $280,428, in total, respectively.  Net loss for the year ended December 31, 2008 will be $280,428 higher than what was originally reported.  For the year ending 2009, this will create $480,734 of amortization expense and lower the intangible asset and retained earnings from what was originally shown on the December 31, 2009 balance sheet by $761,162, in total, respectively.  Net loss for the year ended December 31, 2009 will be $480,734 higher than what was originally reported.  For the year ending 2010, this will create $480,734 of amortization expense and lower the intangible asset and retained earnings from what was originally shown on the December 31, 2010 balance sheet by $1,241,897, in total, respectively.  Net loss for the year ended December 31, 2010 will be $480,734 higher than what was originally reported.  For the year ending 2011, this will create $480,734 of amortization expense and lower the intangible asset and retained earnings from what was originally shown on the December 31, 2011 balance sheet by $1,722,631, in total, respectively.  Net loss for the year ended December 31, 2011 will be $480,734 higher than what was originally reported.  For the year ending 2012, this will create $480,734 of amortization expense and lower the intangible asset and retained earnings from what was originally shown on the December 31, 2012 balance sheet by $2,203,365, in total, respectively. Net income for the year ended December 31, 2012 will be $480,734 lower than what was originally reported.  As of December 31, 2012, the asset will have a balance of $200,307, net of accumulated amortization.  This remaining balance is amortized in the year ended December 31, 2013 so that the asset is fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.  The restated financial statements for 2008, 2009, 2010, 2011 and 2012 are shown in Item 6, “Selected Financial Data”, on this Form 10-K.  The restated 2012 are shown in these financial statements on a comparative basis with the financial statements for the year ended December 31, 2013.

The following table sets forth the changes to the balance sheet at December 31, 2012 due to the restatement (amounts shown in thousands):

	Originally reported	Change		As Restated
Current assets	$2,619	$-		$2,619
Other non-current assets	163	-		163
Intangible asset – Customer lists	2,404	(2,204)	1	200
Total Assets	5,186	(2,204)	1	2,982

Liabilities	3,767	$-		3,767
Stockholders’ equity (deficit)	1,419	(2,204)	1	(785)
Total liabilities and Stockholder’s equity (deficit)	$5,186	$(2,204)	1	$2,982

1 =	decrease in intangible asset and retained earnings (deficit) due to $2,203,365 of amortization in the years 2008, 2009, 2010, 2011, and 2012.

The following table sets forth the changes to the income statement for the year ended December 31, 2012 due to the restatement (amounts shown in thousands except for net income per share data):

	Originally reported	Changes		As Restated
Revenue	$14,572	$-		$14,572
Expenses	14,785	481		15,266
Net operating loss	(213)	(481)		(694)
Other income (expense)	1,315	-	2	1,315
Net income	1,102	(481)	2	621

Net income per share - basic	$0.07			$0.04
Net income per share - diluted	$0.07			$0.04

2 =	increase in expense due to $480,734 of amortization expense relating to the intangible asset being amortized.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“APEX”), Wedbush, Morgan Securities, Inc. (“Wedbush”), and COR Clearing, LLC (COR).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2013, the Company maintained deposits with APEX, Wedbush, and COR of $92,599, $61,412, and $50,000, respectively, for total restricted cash of $204,011.  As of December 31, 2012, the Company maintained deposits with APEX and Wedbush of $100,390 and $61,412, respectively, for total restricted cash of $161,802.

NOTE 4 – Intangible Assets – Customer Lists
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets relating to customer lists/relationships of $2,403,671.  This asset was amortized over its five year estimated useful life (See note 2 regarding restatement).  As of December 31, 2012, the balance of the asset, net of accumulated depreciation of $2,203,364, was $200,307.  As of December 31, 2013, the balance of the asset, net of accumulated amortization of $2,403,671, was $0.  Amortization expense was $200,307 and $480,734 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2013 and 2012, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

As of December 31, 2013:
The Company held five investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $201,921.  The Company’s total cost in these investments was $209,058 resulting in an accumulated unrealized loss of $7,137.  This is shown as accumulated other comprehensive loss in the equity section of the balance sheet on these financial statements.  Of the investments, one was in a loss position as of December 31, 2013, for a total aggregate unrealized loss of $31,500.

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

NOTE 6 – Notes receivable
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

During the year ended December 31, 2012, the Company issued a total of three notes receivable in the total amount of $67,485.  The notes do not bear interest.  The balance due was $66,235 as of December 31, 2012 relating to these notes.  The balance due was $43,569 as of December 31, 2013 relating to these notes.

As of December 31, 2013 and 2012, there is a total of $43,569 and $66,235 receivable, respectively.

NOTE 7 – Accounts Receivable

Amounts receivable from clearing organizations and others at December 31, 2013 consisted of the following:

COR Clearing, LLC	$375,653
Others	299,251
Wedbush Morgan Securities	151,342
$826,246

NOTE 8 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of December 31, 2013 and 2012, the Company owed accrued payroll to one of its officers/directors in the amount of $97,150 and $13,500, respectively.

In February of 2013, the Company sold 426,000 shares of series B preferred stock to an officer/director for $426,000.

NOTE 9 – Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2013	2012
Furniture	$73,077	$60,921
Equipment	235,336	197,464
Software	42,230	35,979
	350,643	294,364
Accumulated depreciation	(286,753)	(268,347)
	$63,890	$26,017

During the years ended December 31, 2013 and 2012, depreciation expense was $18,406 and $17,980, respectively.

NOTE 10 – Notes payable and Line of Credit

Notes payable consist of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2012, and matured in March of 2013.	$-	$8,653

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2013, and matures in March of 2014.	8,695	42,835

Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2013, and matures in April of 2016	132,032	-

Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest of 14%, and matures in December of 2015.	501,427	712,256
	$642,154	$763,744

As of December 31, 2012, $254,335 of the notes payable is short-term and $509,409 is long-term.  As of December 31, 2013, $307,768 of the notes payable is short-term and $334,386 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000.  The line is collateralized by Rubicon’s deposits at the bank.  The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2013.  The line matures on March of 2015.  As of December 31, 2013 and 2012, Rubicon had borrowed $200,000 on the line.  As of December 31, 2013, the balance due was $200,000.

As part of the note payable the Company signed in December of 2012, the Company paid $21,000 in financing related costs.  These costs have been capitalized as of December 31, 2012 and will be amortized into interest expense using the interest method over the life of the note.  $4,083 was amortized into expense for the year ended December 31, 2013.

As part of the note payable the Company signed in December of 2012, the Company agreed to certain covenants.  The covenants include, but are not limited to, the Company continuing in good standing and in compliance with all statutes, laws, ordinances and government rules and regulations; the Company delivering financial statements to the lender within specified time periods; the Company providing the lender access to the records of the Company upon request; and the Company paying its taxes on a timely basis.  As of December 31, 2013, the Company is in compliance with all the debt covenants.

Interest expense for the year ended December 31, 2013 and 2012 was $113,759 and $30,810, respectively.

NOTE 11 – Income taxes
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

The Company’s effective federal income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Company has net operating loss carry-forwards which may or may not be used to reduce future federal income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.   The provision for federal income taxes consists of the following:

	As of December 31,
	2013	2012
Benefits of deferred tax assets	$435,373	$109,000
Change in valuation allowance	(435,373)	(109,000)
Provision for federal income tax	$-	$-

Below is a summary of deferred tax asset calculations as of December 31, 2012 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34%
Net operating loss and other unrealized	$14,339,653	$4,875,482
Valuation allowance		(4,875,482)
Deferred tax asset		$-

Below is a summary of deferred tax asset calculations as of December 31, 2013 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34%
Net operating loss and other unrealized	$15,620,160	$5,310,854
Valuation allowance		(5,310,854)
Deferred tax asset		$-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2013.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2013. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of federal income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2013	2012
Federal and state statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)
	-	-

During the year ended December 31, 2013, the Company opened offices in New York and Illinois for NCS.  The Company doesn’t have any net operating losses in those states and, therefore, will owe state income taxes on the net income attributable to those states.  The company accrued state income taxes in the amount of $30,000 for the year ended December 31, 2013 in relation to this liability.

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

Series A Convertible Preferred Stock

Holders of Series A Convertible Preferred Stock shall not have the right to vote on matters that come before the stockholders. The Series A Convertible Preferred Stock is redeemable at the Company’s option, in whole or in part, at a redemption price of $2.00 per share. Series A Convertible Preferred Stock may be converted at a rate of twenty shares of common stock for each share of Series A Convertible Preferred stock.   Series A Convertible Preferred Stock ranks senior to common stock in the event of liquidation.

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

In the fourth quarter of 2013, the Company began conducting a private placement offering of up to $300,000 of units of securities at $0.20 per unit.  Each unit consists of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $0.50 per share.  In December of 2013, the Company had its first closing related to the private placement offering and sold 500,000 units for a total of $100,000.  As of December 31, 2013, these shares had not been issued yet and are therefore shown in these financial statements as common stock owed but not issued.

As of December 31, 2013, there were 62,500 series A preferred shares issued and outstanding, 426,000 series B preferred shares issued and outstanding, 16,755,691 common shares issued and outstanding, and 750,000 common shares owed but not issued.

NOTE 13 – Warrants and options

Warrants

As of December 31, 2012, there are no outstanding warrants.

During the year ended December 31, 2013, the Company issued three-year warrants in private placement offerings as described in Note 12 above.  All have an exercise price of $0.50 and expire in the year ended December 31, 2016.

Options

On June 2, 2008, Rubicon granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  These options expired on June 2, 2013.

A summary of stock options and warrants as of December 31, 2013 and 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/12:	500,000	$1.00	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 01/01/12:	500,000	$1.00	-	$-
Granted	-	-	2,166,667	0.50
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 12/31/13:	-	$-	2,166,667	$0.50
Vested as of 12/31/13:	-	$-	2,166,667	$0.50

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

	The Years Ended
	December 31,
	2013	2012
		RESTATED
Revenue
Brokerage services	$18,059,664	$14,572,106
	18,059,664	14,572,106
Expenses
Brokerage services	17,556,716	14,011,602
Corporate	724,631	(60,814)
	18,281,347	13,950,788

Net Income (Loss)	$(221,683)	$621,318

NOTE 15 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2013 and 2012 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

The Company disputed the validity of the default judgment, believed it had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believed there are a number of other issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction.  During the second quarter of 2012, the default judgment was set aside and the Company lowered the $2,030,114 accrual to $268,000 resulting in lawsuit settlement income of $1,762,114 during the year ended December 31, 2012.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company believed the $268,000 accrual was adequate to cover the final settlement as of December 31, 2012.

During the year ended December 31, 2013, this case was settled for $7,500 and the Company recorded a gain on settlement of $260,500.

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

Scott Lawsuit:

The Company was party to a lawsuit from a former employee for wrongful termination and harassment.  It was the Company’s belief that the suit had no merit and nothing had been accrued in relation to this suit.  In February of 2013, a FINRA arbitration panel issued an order awarding $300,000 in compensatory damages and $125,863 in attorney’s fees.  Arbitration fees of $19,650 were also incurred.  A total of $445,513 has been recorded as an accrued liability as of December 31, 2012 and legal settlement expense of $425,863 has been recorded in the year ended December 31, 2012.  During the year ended December 31, 2013, this legal settlement was paid and the accrued balance as of December 31, 2013 relating to this issue is $0.

Wells notice:

After December 31, 2013, the Company received a Wells notice from the Financial Industry Regulatory Authority, Inc. (FINRA) regarding a preliminary determination to recommend disciplinary action against the Company for possible FINRA rules violations from prior years.  A Wells notice is neither a formal allegation nor a finding of wrongdoing.  The Company is unable to estimate how long the FINRA process will last or its ultimate outcome.  As of December 31, 2013, management believes that no accrual for penalties or potential settlements is justified and that the ultimate outcome of the process will not have a material impact on the financial statements.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $199,000 and $472,500 as of December 31, 2013 and 2012, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Office lease agreements

In October of 2009, the Company entered into a long-term lease agreement for office space in Irvine, California commencing January 1, 2010 and ending on June 30, 2015.  In December of 2012, the Company entered into a long-term lease agreement for office space in New York, New York commencing January 1, 2013 and ending on December 31, 2014.  In May of 2013, the Company entered into a long-term lease agreement for office space in Chicago, Illinois commencing on June 1, 2013 and ending on November 30, 2018.  The annual lease payments due pursuant to these agreements are as follows:

Year Ending
December 31,	Amount
2014	$385,239
2015	172,073
2016	65,894
2017	67,873
2018	63,921
Total	$755,000

Rent expense is included in general and administrative expense and totaled $358,800 and $169,416 for the years ended December 31, 2013 and 2012 respectively.

NOTE 16 – Net capital requirement

The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2013, NCS had net capital of $277,468 and was $177,468 in excess of its required net capital of $100,000.  At December 31, 2012, NCS had net capital of $142,211 and was $42,211 in excess of its required net capital of $100,000.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,947,538	$-	-	$1,947,538
Accounts receivable	-	402,708	-	402,708
Marketable securities	60,493	-	-	60,493
Notes and interest receivable	-	66,235	-	66,235
Accounts payable	-	840,681		840,681
Accrued expenses	-	1,962,152		1,962,152
Notes payable	-	763,744	-	763,744

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,050,472	$-	-	$1,050,472
Accounts receivable	-	826,246	-	826,246
Marketable securities	201,921	-	-	201,921
Notes and interest receivable	-	43,569	-	43,569
Accounts payable	-	404,236	-	404,236
Accrued expenses	-	873,147	-	873,147
Notes payable	-	642,154	-	642,154

NOTE 18 – Summary of Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited financial information for each quarter of the years ended December 31, 2013 and 2012 (in thousands, except per share amounts).  The amounts for the quarters and year ended December 31, 2012 and the first and second quarter of the year ended December 31, 2013 have been adjusted for the restatement as discussed in Note 2.

2013:	First	Second	Third	Fourth	Total
Revenue	$3,971	$4,536	$4,908	$4,645	$18,060
Expense	4,221	4,625	5,118	4,434	18,398
Operating Income (Loss)	(250)	(89)	(210)	210	(339)
Other Income (Expense)	(23)	245	(15)	(60)	147
Net Income (Loss)	(273)	156	(224)	119	(222)
Basic Earnings (Loss) per Share	(.02)	.01	(.01)	.01	(.01)
Diluted Earnings (Loss) per Share	N/A	.01	N/A	.01	N/A

2012:	First	Second	Third	Fourth	Total
Revenue	$4,215	$3,733	$3,721	$2,903	$14,572
Expense	4,270	4,095	3,915	2,986	15,266
Operating (Loss)	(55)	(362)	(193)	(84)	(694)
Other Income (Expense)	19	1,770	7	(481)	1,315
Net Income (Loss)	(36)	1,408	(186)	(565)	621
Basic Earnings (Loss) per Share	.00	.09	(.01)	(.04)	.04
Diluted Earnings (Loss) per Share	N/A	.09	N/A	N/A	.04

NOTE 19 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

In March of 2014, the Company had its first closing under a private offering and sold 2,666,667 units for $400,000. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.25 per share.

In April of 2014, the Company had its second closing under a private offering and sold 3,666,668 units for $550,000. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.25 per share.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, our chief executive officer and principal financial officer, Joseph Mangiapane, Jr., evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, to allow timely decisions regarding required disclosure.

Based on our evaluation, we identified a material weakness in our internal control over financial reporting related to the accounting for the amortization of an intangible asset relating to the acquisition of NCS in June of 2008. Because of the material weakness described below, Mr. Mangiapane concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and may not prevent or detect misstatements. As conditions change over time, so too may the effectiveness of internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Mr. Mangiapane evaluated the Company’s internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the evaluation and the criteria set forth in the COSO report, we identified a material weakness in internal control over financial reporting as described below.

Management identified a material weakness in internal control over financial reporting that existed as of December 31, 2013, related to the accurate and timely accounting for the amortization of an intangible asset relating to the acquisition of NCS in June of 2008. Specifically, controls over the evaluation of accounting rules to assess proper application of such rules to the accounting and disclosure relating to the amortization of intangible assets were not designed to detect errors. As a result of this material weakness, the Company misstated the value of the customer list acquired as part of the NCS acquisition. We corrected these misstatements and restated our consolidated financial statements for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 and the first three quarters of 2013.

Because of the material weakness described above, Mr. Mangiapane concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

(c) Remediation Steps to Address Material Weakness

We have developed, and are currently implementing, a remediation plan for this material weakness. We will continue to execute our remediation plan, which includes, among other things modifying the way we assess and apply accounting standards to intangible assets and our disclosures thereof. As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or we should modify the remediation plan described above.

(d) Changes in Internal Control Over Financial Reporting

Other than requiring our management to review accounting procedures for correct amortization of intangible assets in accordance with the remediation plan set forth above; there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of Rubicon’s executive officers and directors.

Name	Age	Title(s)
Joseph Mangiapane, Jr.	48	Chief Executive Officer, President, Principal Financial Officer and Chairman
Kathleen McPherson	56	Director
Donald J. Wojnowski, Jr.	54	Chief Executive Officer of NCS
Richard Onesto	45	Chief Financial Officer of NCS

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

Kathleen McPherson was a consultant for us and NCS from September of 2007 through November of 2009, providing services in the area of corporate structure, marketing, strategic alliances, and other matters relating to our management and growth. In November of 2009, Ms. McPherson became the chief executive officer of NCS. In March of 2013, Ms. McPherson resigned as an executive officer of NCS, but remains as chairman of NCS. Ms. McPherson has 34 years experience in the securities industry and has been involved in the start-up of a broker-dealer in 1991 (Brookstreet Securities Corporation), and formed a Registered Investment Advisor in 1993, growing the firm from 15 to over 650 account executives with over $120,000,000 in annual revenues.  At this same company, the Alternative Investment area under Ms. McPherson’s direction grew to approximately $300,000,000 in gross annual sales over a six year period.  Ms. McPherson left Brookstreet in June of 2007. Ms. McPherson also has investment banking experience in the formation, marketing and distribution of securities offerings through both public and private placements since 1978.  From 1984 to 1990, she was the sole principal responsible for operating the Syndication Division and Broker-Dealer arm of Keystone Mortgage Company in Los Angeles, California, which structured public and private placement real estate investments distributed through the broker-dealer channel.  Ms. McPherson graduated from San Diego State University in 1979 with a B.S. in Business and holds ten separate securities and principal licenses.

Donald A. Wojnowski, Jr. was named as President & Chief Executive Officer of Newport Coast Securities in March 2013. Prior to becoming an executive officer of NCS, Wojnowski was a registered representative at NCS since November of 2012. From May of 2011 through November of 2012, Mr. Wojnowski was an executive at Meyers & Associates. From June of 2010 until March of 2011, Mr. Wojnowski was registered with Anderson Strudwick. Lastly, from 1992 through June of 2010, Wojnowski was registered with Empire Financial Group and Jesup & Lamont. Mr. Wojnowski began his securities industry career in EF Hutton’s management training program in 1982 and holds the series 3, 6, 7, 24, 63 & 66 licenses.

Richard Onesto was named the Chief Financial Officer of Newport Coast Securities in March 2013. Prior to becoming an executive officer of NCS, Onesto was registered with and the CFO of Meyers & Associates from March of 2012 through January of 2013. Prior to joining Meyers, Onesto was CFO for Far Hills Group from June of 2006 to March of 2012. Mr. Onesto began his securities industry career at S.G. Warburg in 1991 and holds a BBA in Accounting and Taxation from Pace University. He also holds series 7, 24, 27 & 99 licenses.

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

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. We have not held an annual meeting of stockholders since August of 2011. However, we intend to hold an annual meeting some time in 2014, at such time our directors will be elected.

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

On May 21, 2009, the SEC filed a civil complaint against eight individuals, including Joseph Mangiapane, Jr., our chief executive officer, principal financial officer, president, secretary and treasurer, alleging violations of the antifraud, registration, and other provisions of the federal securities laws. Mr. Mangiapane was a registered representative with AIS Financial, Inc., a previously registered broker/dealer, at all times relevant to the allegations (August 2006 to February 2007). The SEC’s civil complaint is ongoing and Mr. Mangiapane intends to vigorously defend himself against the SEC’s allegations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2013.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2013 and 2012 for our chief executive officer and other executive officers, whom we refer to throughout this report as our named executive officers, whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Restricted Stock Awards ($)	All Other Compensation ($)		Total ($)

Joseph Mangiapane, Jr.	2013	$202,721	$--	$--	$--	$21,038	(1)	$223,759
Chief Executive Officer/President	2012	$276,850	$--	$--	$--	$--		$276,850
Principal Financial Officer

Kathleen McPherson	2013(2)	$86,250	$--	$--	$--	$68,446	(3)	$173,896
Former Chief Executive	2012	$225,000	$--	$--	$--	$188,155	(4)	$413,155
Officer of Newport Coast Securities, Inc.

Donald J. Wojnowski, Jr.	2013(5)	$160,417	$--	$--	$--	$12,000	(6)	$172,417
Chief Executive Officer
of Newport Coast Securities, Inc.

Richard Onesto	2013(7)	$123,479	$--	$--	$--	$12,000	(6)	$135,479
Chief Financial Officer
of Newport Coast Securities, Inc.

(1)	Represents commissions earned as a registered representative of NCS.
(2)
Ms. McPherson resigned as the chief executive officer of NCS in March of 2013; however, continued to be employed by NCS through November of 2013. Compensation presented is January 2013 through November 2013.

(3)	Represents $68,446 in commissions and overrides earned at NCS and $19,200 in insurance benefits.
(4)	Represents $188,155 in commissions and overrides earned at NCS.
(5)	Mr. Wojnowski was appointed as the chief executive officer of NCS in March of 2013; therefore, compensation presented is for the period from March of 2013 through December 31, 2013.
(6)	Represents amounts paid for insurance benefits.
(7)	Mr. Onesto was appointed as the chief financial officer of NCS in March of 2013; therefore, compensation presented is for the period from March of 2013 through December 31, 2013.

Grants of Plan-Based Awards in Fiscal 2013

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

There were no outstanding equity awards to our named executive officers at December 31, 2013.

Option Exercises for 2013

There were no options exercised by our named executive officers in fiscal 2013.

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

Director Compensation

The following table sets forth compensation paid to Rubicon’s board members during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kathleen McPherson (1)	-	-	-	-	-	-

Joseph Mangiapane, Jr. (2)	-	-	-	-	-	-

(1)	Ms. McPherson is the former chief executive officer of Newport Coast Securities, Inc., as such her compensation as an officer is disclosed above under Executive Compensation.
(2)	Mr. Mangiapane is the sole officer of Rubicon Financial Incorporated, as such his compensation as an officer is disclosed above under Executive Compensation.

Directors generally receive equity compensation of 2,500 restricted shares of common stock per year of service; however, directors were not issued any shares for fiscal years 2013, 2012 and 2011. Further, directors who are not employees receive compensation of $500 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may also receive grants of options to purchase shares of Rubicon common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Rubicon’s knowledge, about the ownership of Rubicon’s common stock on April 9, 2014 relating to those persons known to beneficially own more than 5% of Rubicon’s capital stock and by Rubicon’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 23,089,026 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 9, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Rubicon’s common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
Joseph Mangiapane, Jr., Chief Executive Officer and Chairman(3)	2,292,500	(4)	9.9%
Kathleen McPherson, Director(3)	3,632,500	(5)	14.1%
Donald J. Wojnowski, Jr., Chief Executive Officer of NCS	166,667	(6)	0.7%
Richard Onesto, Chief Financial Officer of NCS	0		-
Directors and Officers as a Group	6,091,667		24.7%

The Bettingen 1999 Trust U/D/T October 8, 1999 4100 Newport Place, STE# 630 Newport Beach, CA 92660	1,200,000		5.2%

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
(5)
Includes 25,000 shares of Series A Convertible Preferred Stock held in Ms. McPherson’s IRA that are convertible into 500,000 shares of common stock and 426,000 shares of Series B Convertible Preferred Stock that are convertible into 2,130,000 shares of common stock.

(6)	Represents shares held in Mr. Wojnowski’s 401K.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 regarding outstanding options granted under the plans, warrants issued to consultants and options/shares reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	--	$--	5,631,250

Equity compensation plans not approved by stockholders	--	--	--
Total	--	$--	5,631,250	(1)

(1)	As of December 31, 2012, 2,500,000 options were available for issuance under our 2007 stock option plan and 3,131,250 options/shares were available for issuance under our 2007 acquisition stock plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2013 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($27,609); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

As of December 31, 2013 and 2012, we owed accrued payroll to Mr. Mangiapane, our CEO/chairman, in the amount of $97,150 and $13,500, respectively.

In February of 2013, we sold 426,000 shares of series B preferred stock to Kathleen McPherson for $426,000. A copy of Ms. McPherson’s purchase agreement is attached hereto as Exhibit 10.6.

Director Independence

Our board of directors has affirmatively determined that none of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Samyn & Martin, LLC served as our principal independent public accountants for fiscal 2013 and 2012 years. Aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by Samyn & Martin, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2013	2012

(1) Audit Fees(1)	$69,750	$67,450
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	-0-	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$69,750	$67,450

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

(5)           Audit Committee Policies and Procedures

Our board of directors, acting in the capacity of the Audit Committee, pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules, as outlined in the Audit Committee charter. Our board of directors then makes a determination to approve or disapprove the engagement of Samyn & Martin for the proposed services. In fiscal 2013, all fees paid to Samyn & Martin were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b)           2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2(c)	9/21/11
2.1(b)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – Dated August 29, 2011		8-K		3(i)(i)	9/21/11
2.1(c)	Certificate of Merger of Rubicon Financial Incorporated, Nevada corporation and Rubicon Financial Incorporated, Delaware corporation		8-K		3(i)(j)	9/21/11
2.2	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.2(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.2(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.2(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008		8-K		2.7(d)	03/21/08
2.3	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)	Articles of Incorporation, as currently in effect		8-K		3(i)(h)	9/21/11
3.1(ii)	Bylaws, as currently in effect		8-K		3(ii)(c)	9/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
4.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock		8-K		4.1	03/07/13
4.3	Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.2	03/07/13
10.1†	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Term Note with Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.1	12/14/12
10.5	Security Agreement in favor of Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.2	12/14/12
10.6	Series B Preferred Stock Purchase Agreement with Kathleen McPherson	X
21.1	List of Subsidiaries	X
23.1	Consent of Samyn & Martin, LLC	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

Date: April 14, 2014	By:	/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer	April 14, 2014
and Principal Financial Officer)

/s/ Kathleen McPherson	Director	April 14, 2014
Kathleen McPherson