Form 10-K/A
period 2013-12-31
RUBICON FINANCIAL INC
filed 2014-04-22
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Rubicon Financial Incorporated is filing this Amendment No. 1 to Form 10-K (the “Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”), as filed with the Securities and Exchange Commission on April 14, 2014. The purpose of this Amendment is to revise the disclosure in Item 9A regarding the Registrant’s disclosure controls and procedures. This Amendment does not materially amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Item 9A as set forth in this Amendment. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the Original Filing.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

/s/ Samyn & Martin, LLC
Samyn & Martin, LLC
Kansas City, Missouri
April 14, 2014

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2013	2012 RESTATED
Assets
Current assets:
Cash	$846,461	$1,785,736
Cash – restricted	204,011	161,802
Marketable securities	201,921	60,493
Accounts receivable	826,246	402,708
Prepaid expenses	46,828	28,705
Notes receivable, current portion	43,569	66,235
Contracts advances, current portion	137,500	113,559
Total current assets	2,306,536	2,619,238

Fixed assets, net of accumulated depreciation of $286,753 and $268,347, respectively	63,890	26,017

Other assets:
Contract advances	96,402	104,164
Capitalized financing costs	16,917	21,000
Deposits	55,438	11,916
Intangible asset – customer lists, net of accumulated amortization	-	200,307
Total other assets	168,757	337,387
Total assets	$2,539,183	$2,982,642

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$404,236	$840,681
Accrued expenses	873,147	557,139
Investment obligation	487,000	487,000
Line of credit	200,000	200,000
Note payable – current portion	307,768	254,335
Accrued legal settlement	-	445,513
Contingent liabilities	199,000	472,500
Total current liabilities	2,471,151	3,257,168

Long term liabilities
Note payable	334,386	509,409

Redeemable Preferred stock, Series B, $0.001 par value, 1,000,000 shares authorized, 426,000 issued and outstanding as of December 31, 2013	426,000	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 62,500 shares issued and outstanding as of December 31, 2013 and 2012, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,755,691and 15,089,023 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	16,755	15,089
Common stock owed but not issued, 750,000 and 25,000 shares as of December 31, 2013 and December 31, 2012, respectively	750	250
Additional paid in capital	18,781,824	18,433,990
Other comprehensive gain (loss)	(7,137)	29,599
Accumulated (deficit)	(19,484,609)	(19,262,926)
Total stockholders’ equity	(692,354)	(783,935)
Total liabilities and stockholders’ equity	$2,539,183	$2,982,642

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012 RESTATED

Revenue:
Commissions	$7,123,676	$6,855,744
Investment banking fees	5,950,634	3,545,081
Selling concessions:
Insurance	1,746,161	2,014,198
Mutual funds	665,170	733,501
Managed fee accounts	1,799,226	827,943
Other income	774,797	595,639
Total revenue	18,059,664	14,572,106

Expenses:
Commissions and other direct costs	14,039,229	11,456,901
Professional fees	1,035,145	812,106
General and administrative expenses	3,105,342	2,498,291
Depreciation and amortization	218,713	498,714
Total expenses	18,398,429	15,266,012

Net operating income (loss)	(338,765)	(693,906)

Other income (expense):
Interest expense	(113,759)	(30,810)
Interest income	341	9,783
Legal settlement income (expense)	260,500	1,336,251
Total other income (expense)	147,082	1,315,224

Net income (loss) from continued operations	$(191,683)	$621,318

Provision for state income tax	30,000	-

Net income (loss)	$(221,683)	$621,318

Other comprehensive income (loss):
Unrealized gains (losses) realized	(11,684)	-
Unrealized gains (losses) on securities	(25,052)	-
Total other comprehensive income (loss)	(36,736)	-

Net comprehensive loss	$(258,419)	$621,318

Weighted average number of common shares outstanding – basic	16,205,280	15,018,612
– diluted	N/A	15,268,612

Net income (loss) per share – basic	$(0.01)	$0.04
– diluted	N/A	0.04

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Common Stock owed but not issued		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Equity
Balance, December 31, 2011 (RESTATED)	62,500	$63	14,714,023	$14,714	525,000	$525	$18,394,090	$29,599	$(19,884,244)	$(1,445,253)

Shares issued that were owed	-	-	275,000	275	(275,000)	(275)	-	-	-	-
Shares issued for services	-	-	100,000	100	-	-	39,900	-	-	40,000

Net (loss) for the year ended December 31, 2012	-	-	-	-	-	-	-	-	621,318	621,318

Balance, December 31, 2012 (RESTATED)	62,500	$63	15,089,023	$15,089	250,000	$250	$18,433,990	$29,599	$(19,262,926)	$(785,935)

Common stock sold for cash	-	-	1,666,668	1,666	500,000	500	347,834	-	-	350,000

Other comprehensive income (loss)	-	-	-	-	-	-	-	(36,736)	-	(36,736)

Net (loss) for the year ended December 31, 2013	-	-	-	-	-	-	-	-	(221,683)	(221,683)

Balance, December 31, 2013	62,500	$63	16,755,691	$16,755	750,000	$750	$18,781,824	$(7,137)	$(19,484,609)	$(692,354)

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

The following table sets forth the changes to the balance sheet at December 31, 2012 due to the restatement (amounts shown in thousands):

	Originally reported	Change		As Restated
Current assets	$2,619	$-		$2,619
Other non-current assets	163	-		163
Intangible asset – Customer lists	2,403	(2,203)	1	200
Total Assets	5,186	(2,203)	1	2,982

Liabilities	3,767	$-		3,767
Stockholders’ equity (deficit)	1,419	(2,203)	1	(784)
Total liabilities and Stockholder’s equity (deficit)	$5,186	$(2,203)	1	$2,982

1 =	decrease in intangible asset and retained earnings (deficit) due to $2,203,365 of amortization in the years 2008, 2009, 2010, 2011, and 2012.

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

2013:	First	Second	Third	Fourth	Total
Revenue	$3,971	$4,536	$4,908	$4,645	$18,060
Expense	4,221	4,625	5,118	4,434	18,398
Operating Income (Loss)	(250)	(89)	(209)	210	(338)
Other Income (Expense)	(23)	245	(15)	(60)	147
Net Income (Loss)	(273)	156	(224)	119	(222)
Basic Earnings (Loss) per Share	(.02)	.01	(.01)	.01	(.01)
Diluted Earnings (Loss) per Share	N/A	.01	N/A	.01	N/A

2012:	First	Second	Third	Fourth	Total
Revenue	$4,215	$3,733	$3,721	$2,903	$14,572
Expense	4,270	4,095	3,915	2,986	15,266
Operating (Loss)	(55)	(362)	(193)	(84)	(694)
Other Income (Expense)	19	1,770	7	(481)	1,315
Net Income (Loss)	(36)	1,408	(186)	(565)	621
Basic Earnings (Loss) per Share	.00	.09	(.01)	(.04)	.04
Diluted Earnings (Loss) per Share	N/A	.09	N/A	N/A	.04

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

Based on our evaluation, we identified a material weakness in our disclosure controls and procedures related to the accounting for the amortization of an intangible asset relating to the acquisition of NCS in June of 2008. Because of the material weakness described below, Mr. Mangiapane concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2013.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b)           2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2(c)	9/21/11
2.1(b)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – Dated August 29, 2011		8-K		3(i)(i)	9/21/11
2.1(c)	Certificate of Merger of Rubicon Financial Incorporated, Nevada corporation and Rubicon Financial Incorporated, Delaware corporation		8-K		3(i)(j)	9/21/11
2.2	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.2(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.2(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.2(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008		8-K		2.7(d)	03/21/08
2.3	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)	Articles of Incorporation, as currently in effect		8-K		3(i)(h)	9/21/11
3.1(ii)	Bylaws, as currently in effect		8-K		3(ii)(c)	9/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
4.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock		8-K		4.1	03/07/13
4.3	Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.2	03/07/13
10.1†	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Term Note with Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.1	12/14/12
10.5	Security Agreement in favor of Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.2	12/14/12
10.6	Series B Preferred Stock Purchase Agreement with Kathleen McPherson		10-K	12/31/13	10.6	4/14/2014
21.1	List of Subsidiaries		10-K	12/31/13	21.1	4/14/2014
23.1	Consent of Samyn & Martin, LLC		10-K	12/31/13	23.1	4/14/2014
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document		10-K	12/31/13	101.INS	4/14/2014
101.SCH	XBRL Taxonomy Extension Schema		10-K	12/31/13	101.SCH	4/14/2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-K	12/31/13	101.CAL	4/14/2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-K	12/31/13	101.DEF	4/14/2014
101.LAB	XBRL Taxonomy Extension Label Linkbase		10-K	12/31/13	101.LAB	4/14/2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-K	12/31/13	101.PRE	4/14/2014

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

Date: April 22, 2014	By:	/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer	April 22, 2014
and Principal Financial Officer)

/s/ Kathleen McPherson	Director	April 22, 2014
Kathleen McPherson