Form 10-Q
period 2014-03-31
RUBICON FINANCIAL INC
filed 2014-05-15
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2014, was 24,455,693, which does not include 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash	$1,583,696	$846,461
Cash – restricted	204,011	204,011
Marketable securities	84,099	201,921
Accounts receivable	1,022,672	826,246
Prepaid expenses	13,689	46,828
Notes receivable	35,209	43,569
Other current assets	126,279	137,500
Total current assets	3,069,655	2,306,536
Fixed assets, net of accumulated depreciation of $291,853 and $286,753, respectively	58,790	63,890
Other assets:
Contract advances	122,500	96,402
Capitalized financing costs	11,089	16,917
Deposits	123,124	55,438
Total other assets	256,713	168,757
Total assets	$3,385,158	$2,539,183

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$406,019	$404,236
Accrued expenses	1,117,920	873,147
Investment obligation	487,000	487,000
Line of credit	200,000	200,000
Note payable, current portion	310,895	307,768
Contingent liabilities	149,000	199,000
Total current liabilities	2,670,834	2,471,151
Long term liabilities:
Note payable	254,077	334,386

Redeemable Preferred Stock, Series B, $0.001 par value, 1,000,000 shares authorized, 426,000 issued and outstanding as of March 31, 2014 and December 31, 2013	426,000	426,000

Stockholders’ equity
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,755,691 and 16,755,691 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	16,755	16,755
Common stock owed but not issued, 7,083,335 and 750,000 shares as of March 31, 2014 and December 31, 2013, respectively	7,083	750
Additional paid in capital	19,725,491	18,781,824
Subscription Receivable	(250,000)	-
Other comprehensive losses	(165)	(7,137)
Accumulated (deficit)	(19,464,980)	(19,484,609)
Total stockholders’ equity	34,247	(692,354)
Total liabilities and stockholders’ equity	$3,385,158	$2,539,183

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013 RESTATED

Revenue:
Commissions	$2,002,064	$1,514,130
Investment banking fees	1,826,320	1,280,326
Selling concessions
Insurance	306,625	613,244
Mutual funds	303,686	155,889
Managed fee accounts	255,631	268,069
Other income	528,788	139,049
Total Revenue	5,223,114	3,970,707

Expenses:
Direct costs	4,009,014	3,219,104
Professional fees	85,153	198,155
Executive compensation	179,259	162,992
General and administrative expenses	895,888	516,190
Depreciation	5,099	124,114
Total operating expenses	5,174,413	4,220,555

Net operating income (loss)	48,701	(249,848)

Other income (expense):
Interest expense	(29,272)	(29,284)
Interest income	200	2,101
Other income	-	4,200
Total other income (expense)	(29,072)	(22,983)

Net income (loss)	19,629	(272,831)

Other comprehensive income (loss)	6,972	-

Total comprehensive income (loss)	$26,601	$(272,831)

Weighted average number of common shares Outstanding – basic	16,755,691	15,089,023

Net income (loss) per share – basic	$0.00	$(0.02)

Weighted average number of common shares Outstanding – diluted	26,469,026	N/A

Net income (loss) per share – diluted	$0.00	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013 RESTATED

Cash flows from operating activities
Net income (loss)	$19,629	$(272,831)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	5,099	3,931
Amortization of contract advances	30,123	29,306
Amortization of notes receivable	8,125	5,416
Amortization of capitalized financing costs	5,828	-
Amortization of intangible asset – customer list	-	120,183
Changes in operating assets and liabilities
Accounts receivable	(196,191)	(72,811)
Prepaid expenses	33,139	5,365
Deposits and other assets	(70,686)	(18,522)
Accounts payable and accrued liabilities	199,557	(38,085)
Contract advances	(45,000)	(20,000)
Note receivable, net	-	(10,000)
Net cash (used) by operating activities	(10,377)	(268,048)

Cash flows from investing activities
Purchase of fixed assets	-	(25,504)
Purchase/proceeds of investments, net	124,794	(15,397)
Net cash (used) by investing activities	124,794	(40,901)

Cash flows from financing activities
Payments on note payable	(77,182)	(67,041)
Proceeds from stock issuances	700,000	426,000
Net cash provided by financing activities	622,818	358,959

Net (decrease) increase in cash	737,235	50,010
Cash – beginning	1,050,472	1,947,538
Cash – ending	$1,787,707	$1,997,548

Supplemental disclosure
Interest paid	$28,825	$29,284
Income taxes paid	$-	$-

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

Principles of Consolidation

The financial statements as of December 31, 2013 and for the three months ended March 31, 2014 and 2013 include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary is collectively referred to herein as the “Company”.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2013 or March 31, 2014.  Depreciation expense for the three months ended March 31, 2014 and 2013 was $5,099 and $3,931, respectively.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the three months ended March 31, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of March 31, 2014 and December 31, 2013, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2014 and December 31, 2013 due to their short-term nature.  See Note 15 for further details.

Income (loss) per Common Share

Net income (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average common shares outstanding.  Diluted EPS is computed by adding to the weighted average common shares the dilutive effect of possible preferred stock conversions and in-the-money stock options and warrants exercises. For the three months ended March 31, 2014, the denominator in the diluted EPS computation is 9,713,335 shares higher than the denominator for basic EPS due of possible conversions of preferred stock, series A and B, and  in-the-money warrants as of March 31, 2014.  For the three months ended March 31, 2013, the denominator in the diluted EPS computation is 3,380,000 shares higher than the denominator for basic EPS due of possible conversions of preferred stock, series A and B.  There were no in-the-money options or warrants as of March 31, 2013.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, the Company had approximately $162,000 in excess of FDIC insured limits.  At March 31, 2014, the Company had approximately $968,500 in excess of FDIC insured limits.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2013.

NOTE 2 – Restatements For Correction Of An Error

In its three 10-Q filings for the year ended December 31, 2013, the Company inadvertently reflected a $2,403,671 asset as “Goodwill”.  The asset in question had been shown as an “Intangible asset – customer lists” on all previous filings by the Company and was, in fact, an intangible asset for customer lists/relationships acquired in the 2008 acquisition of Newport Coast Securities (See Note 4).  Upon acquisition in 2008, the Company had determined that this asset had an indeterminate life and the Company did not amortize the asset but only tested it for impairment each year.  No impairments were ever taken on the asset.  The Company has concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error is going to amortize the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.  As of December 31, 2012, the asset would have a balance of $200,307, net of accumulated amortization.  This remaining balance is amortized in the year ended December 31, 2013 ($120,183 in the three months ended March 31, 2013 and $80,124 in the three months ended June 30, 2013) so that the asset is fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.  The restated 2013 numbers for the three months ended March 31, 2013 are reflected in these financial statements on a comparative basis with the financial statements for the three months ended March 31, 2014.  The following table sets forth the changes to the income statement for the three months ended March 31, 2013 due to the restatement (amounts shown in thousands except for net income per share data):

	Originally reported		Changes		As Restated
Revenue		$3,971	$-			$3,971
Expenses		4,101	120			4,221
Net operating loss		(130)	(120)			(250)
Other income (expense)		(23)	-	1		(23)
Net income		(153)	(120	) 1		(273)

Net income per share - basic		$(0.01)				$(0.02)
Net income per share - diluted	$	N/A			$	N/A

1 = increase in expense due to $120,183 of amortization expense relating to the intangible asset being amortized.

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“APEX”), Wedbush, Morgan Securities, Inc. (“Wedbush”), and COR Clearing, LLC (COR).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2013, the Company maintained deposits with APEX, Wedbush, and COR of $92,599, $61,412, and $50,000, respectively, for total restricted cash of $204,011. As of March 31, 2014, the Company maintained deposits with APEX, Wedbush, and COR of $92,599 $61,412, and $50,000 respectively, for total restricted cash of $204,011.

NOTE 4 – Intangible Assets – Customer Lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets relating to customer lists/relationships of $2,403,671.  This asset was amortized over its five year estimated useful life (See note 2 regarding restatement).  As of December 31, 2013, the balance of the asset, net of accumulated depreciation, was $0.  Amortization expense was $0 and $120,183 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 - Marketable securities

The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2013 and March 31, 2014, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

As of March 31, 2014:
The Company held five investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $84,099.  The Company’s total cost in these investments was $84,264 resulting in an accumulated unrealized loss of $165.  This is shown as accumulated other comprehensive loss in the equity section of the balance sheet on these financial statements.  Of the investments, one was in a loss position as of March 31, 2014, for a total aggregate unrealized loss of $10,500.  The investment has been in a loss position for less than six months.

NOTE 6 – Notes receivable

During the year ended December 31, 2012, the Company issued a total of three notes receivable in the total amount of $67,485.  The notes do not bear interest.  The balance due was $43,569 as of December 31, 2013 relating to these notes.  The balance due was $35,209 as of March 31, 2014 relating to these notes.

NOTE 7 – Accounts Receivable

Amounts receivable from clearing organizations and others at December 31, 2013 consisted of the following:

COR Clearing, LLC	$375,653
Others	299,251
Wedbush Morgan Securities	151,342
$826,246

Amounts receivable from clearing organizations and others at March 31, 2014 consisted of the following:

COR Clearing, LLC	$734,562
Others	136,924
Wedbush Morgan Securities	151,186
$1,022,672

NOTE 8 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of December 31, 2013 and March 31, 2014, the Company owed accrued payroll to one of its officers/directors in the amount of $97,150 and $127,450 respectively.

In February of 2013, the Company sold 426,000 shares of series B preferred stock to an officer/director for $426,000.

NOTE 9 – Fixed Assets

Fixed assets consisted of the following:

	March 31,	Dec. 31,
	2014	2013
Furniture	$73,077	$73,077
Equipment	235,336	235,336
Software	42,230	42,230
	350,643	350,643
Accumulated depreciation	(291,853)	(286,753)
	$58,790	$63,890

During the three months ended March 31, 2014 and 2013, depreciation expense was $5,099 and $3,931, respectively.

NOTE 10 – Notes payable and Line of Credit

Notes payable consist of the following at December 31, 2013 and March 31, 2014:

	Dec. 31,	March 31,
	2013	2014

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2013, and matures in March of 2014.	8,695	68

Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2013, and matures in April of 2016	132,032	118,491

Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest of 14%, and matures in December of 2015.	501,427	446,412
	$642,154	$564,972

As of December 31, 2013, $307,768 of the notes payable is short-term and $334,386 is long-term. As of March 31, 2014, $310,895 of the notes payable is short-term and $254,077 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000.  The line is collateralized by Rubicon’s deposits at the bank.  The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2013.  The line matures on March of 2015.  As of December 31, 2013 and March 31, 2014, Rubicon had borrowed $200,000 on the line.

As part of the note payable the Company signed in December of 2012, the Company paid $21,000 in financing related costs.  These costs have been capitalized and will be amortized into interest expense using the interest method over the life of the note.  $5,828 and $0 was amortized into expense during the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, capitalized financing costs are $11,089, net of accumulated amortization of $9,911.

As part of the note payable the Company signed in December of 2012, the Company agreed to certain covenants.  The covenants include, but are not limited to, the Company continuing in good standing and in compliance with all statutes, laws, ordinances and government rules and regulations; the Company delivering financial statements to the lender within specified time periods; the Company providing the lender access to the records of the Company upon request; and the Company paying its taxes on a timely basis.  As of March 31, 2014, the Company is in compliance with all the debt covenants.

Interest expense for the three months ended March 31, 2014 and 2013 was $29,272 and $29,284, respectively.

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

In the fourth quarter of 2013, the Company began conducting a private placement offering of up to $300,000 of units of securities at $0.20 per unit.  Each unit consists of one share of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $0.50 per share.  In December of 2013, the Company had its first closing related to the private placement offering and sold 500,000 units for a total of $100,000.  As of March 31, 2014, these shares had not been issued yet and are therefore shown in these financial statements as common stock owed but not issued.

As of December 31, 2013, there were 62,500 series A preferred shares issued and outstanding, 426,000 series B preferred shares issued and outstanding, 16,755,691 common shares issued and outstanding, and 750,000 common shares owed but not issued.

2014

In the first quarter of 2014, the Company began conducting a private placement offering of up to $1,500,000 of units of securities at $0.15 per unit.  Each unit consists of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share.  During the three months ended March 31, 2014, the Company sold 6,333,335 units for a total of $950,000.  As of March 31, 2014, $250,000 is shown as a subscription receivable that was subsequently received in April of 2014.  As of March 31, 2014, these shares had not been issued yet and are therefore shown in these financial statements as common stock owed but not issued.

As of March 31, 2014, there were 62,500 series A preferred shares issued and outstanding, 426,000 series B preferred shares issued and outstanding, 16,755,691 common shares issued and outstanding, and 7,083,335 common shares owed but not issued.

NOTE 12 – Warrants and options

Warrants

As of December 31, 2012, there are no outstanding warrants.

During the year ended December 31, 2013, the Company issued three-year warrants in private placement offerings as described in Note 11 above.  All have an exercise price of $0.50 and expire in the year ended December 31, 2016.

During the three months ended March 31, 2014, the Company issued five-year warrants in private placement offerings as described in Note 11 above.  All have an exercise price of $0.25 and expire in the year ended December 31, 2019.

Options

On June 2, 2008, Rubicon granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  These options expired on June 2, 2013.

A summary of stock options and warrants as of December 31, 2013 and March 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/13:	500,000	$1.00	-	$-
Granted	-	-	2,166,667	0.50
Cancelled	-	-	-	-
Expired	(500,000)	-	-	-
Outstanding as of 12/31/13:	-	$-	2,166,667	$0.50
Granted	-	-	6,333,335	0.25
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 3/31/14:	-	$-	8,500,002	$0.31
Vested as of 3/31/14:	-	$-	8,500,002	$0.31

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

	The Three Months Ended
	March 31,
	2014	2013
		RESTATED
Revenue
Brokerage services	$5,223,114	$3,970,707
	5,223,114	3,970,707
Expenses
Brokerage services	4,988,209	3,911,211
Corporate	215,276	332,327
	5,203,485	4,243,538

Net income (loss)	$19,629	$(272,831)

NOTE 14 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2013 and March 31, 2014 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

The Company disputed the validity of the default judgment, believed it had settled any and all disputes with AMIN, the underlying suit was dismissed by the Texas court, and believed there are a number of other issues involved in this case; including, but not limited to, improper service, abuse of process, and accord and satisfaction.  During the second quarter of 2012, the default judgment was set aside and the Company lowered the $2,030,114 accrual to $268,000 resulting in lawsuit settlement income of $1,762,114 during the year ended December 31, 2012.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company believed the $268,000 accrual was adequate to cover the final settlement as of December 31, 2012.  During the three months ended June 30, 2013, this case was settled for $7,500 and the Company recorded a gain on settlement of $260,500.

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

Wells notice:

During the three months ended March 31, 2014, the Company received a Wells notice from the Financial Industry Regulatory Authority, Inc. (FINRA) regarding a preliminary determination to recommend disciplinary action against the Company for possible FINRA rules violations from prior years.  A Wells notice is neither a formal allegation nor a finding of wrongdoing.  The Company is unable to estimate how long the FINRA process will last or its ultimate outcome.  As of December 31, 2013 and March 31, 2014, management believes that no accrual for penalties or potential settlements is justified and that the ultimate outcome of the process will not have a material impact on the financial statements.

Subsequent to the quarter ended March 31, 2014, the Company received an additional Wells notice from FINRA regarding a preliminary determination to recommend disciplinary action against the Company for possible violations of NASD Conduct Rules 3010 and 3040(c) and FINRA Rule 2010.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $199,000 and $149,000 as of December 31, 2013 and March 31, 2014, respectively, for these matters, which is included on its consolidated balance sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Office lease agreements

In October of 2009, the Company entered into a long-term lease agreement for office space in Irvine, California commencing January 1, 2010 and ending on June 30, 2015.  In December of 2012, the Company entered into a long-term lease agreement for office space in New York, New York commencing January 1, 2013 and ending on December 31, 2014.  In May of 2013, the Company entered into a long-term lease agreement for office space in Chicago, Illinois commencing on June 1, 2013 and ending on November 30, 2018.  In March of 2014, the Company entered into a long-term lease agreement for new office space in New York, New York commencing in April of 2014 and ending in November of 2017.  The Company is currently trying to sublease their old New York office space.

The annual lease payments due pursuant to these agreements are as follows:

Year Ending
December 31,	Amount
2014	$667,984
2015	605,734
2016	512,529
2017	489,284
2018	63,921
Total	$2,339,452

Rent expense is included in general and administrative expense and totaled $106,743 and $66,154 for the three months ended March 31, 2014 and 2013 respectively.

Note 15 - Fair Value Measurements

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,787,707	$-	-	$1,787,707
Accounts receivable	-	1,022,672	-	1,022,672
Marketable securities	84,099	-	-	84,099
Notes and interest receivable	-	35,209	-	35,209
Accounts payable	-	406,019	-	406,019
Accrued expenses	-	1,117,920	-	1,117,920
Notes payable	-	764,972	-	764,972

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,050,472	$-	-	$1,050,472
Accounts receivable	-	826,246	-	826,246
Marketable securities	201,921	-	-	201,921
Notes and interest receivable	-	43,569	-	43,569
Accounts payable	-	404,236	-	404,236
Accrued expenses	-	873,147	-	873,147
Notes payable	-	842,154	-	842,154

Note 16 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

In March of 2014, the Company entered into a long-term lease agreement for new office space in New York, New York commencing in April of 2014 and ending in November of 2017.  The Company moved into the new office space in April of 2014.  The Company is currently trying to sublease their old New York office space.

Subsequent to March 31, 2014, the Company issued the 6,333,335 shares sold in March as detailed out in Note 11.

In May of 2014, the Company had its third closing under a private offering and sold 866,667 units for $130,000. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.25 per share.

On April 17, 2014, NCS received an additional Wells notice from FINRA regarding a preliminary determination to recommend disciplinary action against Newport for possible violations of NASD Conduct Rules 3010 and 3040(c) and FINRA Rule 2010.

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

Restatement of Prior Periods

In our three 10-Q filings for the year ended December 31, 2013, we inadvertently reflected a $2,403,671 asset as “Goodwill”.  The asset in question had been shown as an “Intangible asset – customer lists” on all previous filings and was, in fact, an intangible asset for customer lists/relationships acquired in the 2008 acquisition of Newport Coast Securities (See Note 4 to our financials included in the report).  Upon acquisition in 2008, we had determined that this asset had an indeterminate life and we did not amortize the asset but only tested it for impairment each year.  No impairments were ever taken on the asset.

We concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error amortized the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.  As of December 31, 2012, the asset would have a balance of $200,307, net of accumulated amortization.  This remaining balance was amortized in the year ended December 31, 2013 ($120,183 in the three months ended March 31, 2013 and $80,124 in the three months ended June 30, 2013) so that the asset was fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.  The restated 2013 financials for the three months ended March 31, 2013 are reflected in these financial statements on a comparative basis with the financial statements for the three months ended March 31, 2014.  The following table sets forth the changes to the income statement for the three months ended March 31, 2013 due to the restatement (amounts shown in thousands except for net income per share data):

	Originally reported		Changes		As Restated
Revenue		$3,971	$-			$3,971
Expenses		4,101	120			4,221
Net operating loss		(130)	(120)			(250)
Other income (expense)		(23)	-	1		(23)
Net income		(153)	(120	)1		(273)

Net income per share - basic		$(0.01)				$(0.02)
Net income per share - diluted	$	N/A			$	N/A

1 = increase in expense due to $120,183 of amortization expense relating to the intangible asset being amortized.

Results of Operations

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2013 and 2012.

Revenue:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2014	2013 RESTATED	$	%
Consolidated
Revenue	$5,223,114	$3,970,707	$1,252,407	32%
Operating expenses	5,174,413	4,220,555	953,858	23%
Net operating income (loss)	$48,701	$(249,848)	$-	-

Our overall revenues increased 32% during the three months ended March 31, 2014 over the same period in 2013. The revenue increase for the period is the result of substantial increases in investment banking revenues and revenues associated with our new Chicago and New York offices.

During the three months ended March 31, 2014, our operating expenses increased by 23%, primarily as the result of significant increase in general and administrative expenses, mainly attributable to the opening of the Chicago and New York offices. Due to the increase in revenues overcoming the increased expenses, we were able to generate a minor net operating income of $48,701 for the three months ended March 31, 2014, compared to a net operating loss of $249,848 for the same quarter of 2013.

Sources of Revenues:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2014	2013 RESTATED	$	%
Commissions	$2,002,064	$1,514,130	$487,934	32%
Investment Banking Fees	1,826,320	1,280,326	545,994	43%
Selling Concessions:
Insurance	306,625	613,244	(306,619)	(50%)
Mutual Funds	303,686	155,889	147,797	95%)
Managed fee accounts	255,631	268,069	(12,438)	(5%)
Other income	528,788	139,049	389,739	280%

Commissions increased for the three months ending March 31, 2014 compared to the same quarter of 2013 due to the additions of the New York and Chicago offices. Investment Banking Fees also increased due to the participation in equity deals from the additions of the New York and Chicago office. Other Income increased as well, due to trading gains on the bond desk which was not present in the same quarter for 2013.

Selling and Administrative Expenses:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2014	2013 RESTATED	$	%

Direct costs	$4,009,014	$3,219,104	$789,910	25%
Professional fees	85,153	198,155	(113,002)	(57%)
Executive compensation	179,259	162,992	16,267	10%
General expenses	895,888	516,190	379,698	74%
Depreciation	5,099	124,114	(119,015)	(96%)
Operating expenses	$5,174,413	$4,220,555	$953,858	23%

Operating expenses increased by 23% for the first quarter of 2014 compared to the same period of 2013. The substantial decrease in professional fees (57%) was the result of decreased arbitration and litigation expenses in the three months ended March 31, 2014. In addition, the increase in general expenses (22%) related to increased compliance matters and the costs associated therewith, however these were somewhat offset by the reduction in consulting fees and depreciation.

Our direct costs, which increased by 25%, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2014 we had available cash of $1,583,696. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2014 and into fiscal 2015. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing. During the first quarter of 2014, we completed three closings under a private placement, raising a total of $950,000.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2014 compared to December 31, 2013.

	March 31,	December 31,	Increase / (Decrease)
	2014	2013	$	%
Current Assets	$3,069,655	$2,306,536	$736,119	33%
Current Liabilities	2,670,834	2,471,151	199,683	8%
Working Capital	$398,821	$(164,615)	$563,436	342%

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,583,696 in un-restricted cash on hand at March 31, 2014 will be sufficient to sustain operations through fiscal 2014 and into fiscal 2015.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, our chief executive officer and principal financial officer, Joseph Mangiapane, Jr., evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, to allow timely decisions regarding required disclosure.

Based on the evaluation, Mr. Mangiapane concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(d) Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting, which lead us to require our management to review accounting procedures for correct amortization of intangible assets in accordance with the remediation plan set forth in our annual report on Form 10-K for the year ended December 31, 2013; there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NCS FINRA Wells Notices

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

On April 17, 2014, NCS received an additional Wells notice from FINRA regarding a preliminary determination to recommend disciplinary action against Newport for possible violations of NASD Conduct Rules 3010 and 3040(c) and FINRA Rule 2010.

We are unable to estimate with confidence or certainty how long the FINRA process will last or its ultimate outcome, including whether Newport will reach a settlement with FINRA on either or both of the above stated matters and, if so, the amount of any related monetary fine and other possible remedies.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $199,000 and $149,000 as of December 31, 2013 and March 31, 2014, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2013 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 3, 2014, we conducted the first closing under a private placement offering selling 2,666,667 units for $400,000 to one accredited investor. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.25 per share.

In March of 2014, we conducted the second closing under a private placement offering selling 3,666,668 units for $550,000 to four accredited investors. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.25 per share.

Subsequent Sales

On May 6, 2014, we conducted the third closing under a private placement offering selling 866,667 units for $130,000 to two accredited investors. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.25 per share.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2014.

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

Date: May 15, 2014