Form 10-Q
period 2014-06-30
RUBICON FINANCIAL INC
filed 2014-08-18
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2014, was 24,705,693, which does not include 250,000 shares authorized but unissued and 1,202,500 shares in process of being cancelled.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash	$1,720,185	$846,461
Cash – restricted	204,011	204,011
Marketable securities, at fair market value	222,340	201,921
Accounts receivable	943,029	826,246
Prepaid expenses	18,427	46,828
Notes receivable	27,083	43,569
Other current assets	121,986	137,500
Total current assets	3,257,061	2,306,536

Fixed assets, net of accumulated depreciation	118,971	63,890
Other assets:
Contract advances	122,500	96,402
Capitalized financing costs	5,261	16,917
Deposits	123,124	55,438
Total other assets	250,885	168,757
Total assets	$3,626,917	$2,539,183

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$285,052	$404,236
Accrued expenses	1,472,324	873,147
Investment obligation	487,000	487,000
Line of credit	200,000	200,000
Note payable, current portion	400,165	307,768
Contingent liabilities	160,000	199,000
Total current liabilities	3,004,541	2,471,151

Long term liabilities:
Note payable	171,251	334,386

Redeemable Preferred Stock, Series B, $0.001 par value, 1,000,000 shares authorized, 426,000 issued and outstanding as of December 31, 2013	-	426,000

Stockholders’ equity
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 62,500 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	63	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,253,193 shares and 16,755,691 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	23,253	16,755
Common stock owed but not issued, 250,000 and 750,000 shares as of June 30, 2014 and December 31, 2013, respectively	250	750
Additional paid in capital	20,131,826	18,781,824
Other comprehensive losses	(29,226)	(7,137)
Accumulated (deficit)	(19,675,041)	(19,484,609)
Total stockholders’ equity	451,125	(692,354)
Total liabilities and stockholders’ equity	$3,626,917	$2,539,183

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2014		2013	2014		2013
			Restated			Restated
Revenue:
Commissions		$1,581,210	$1,528,829		$3,583,274	$3,042,959
Investment banking fees		3,193,947	1,407,985		5,020,267	2,688,311
Selling concessions:
Insurance		238,330	492,578		544,955	1,105,822
Mutual funds		253,904	146,778		557,590	302,667
Managed fee accounts		348,696	420,898		604,327	688,967
Other income		594,850	539,340		1,123,638	678,389
		6,210,937	4,536,408		11,434,051	8,507,115
Expenses:
Direct costs		4,787,741	3,619,480		8,796,755	6,838,584
Professional fees		126,804	66,124		211,957	264,279
Executive compensation		249,283	158,891		428,542	321,883
General and administrative expenses		1,219,814	776,711		2,115,702	1,413,084
Depreciation and amortization		5,238	4,313		10,337	8,244
Total expenses		6,388,880	4,625,519		11,563,293	8,846,074

Net operating (loss)		(177,943)	(89,111)		(129,242)	(338,959)

Other income (expense):
Interest expense		(32,693)	(33,115)		(61,965)	(62,399)
Interest income		575	17,027		775	19,128
Legal settlement income		-	260,500		-	260,500
Other income		-	954		-	5,154
Total other income (expense)		(32,118)	245,366		(61,190)	222,383

Net income (loss)		(210,061)	156,255		(190,432)	(116,576)

Other comprehensive (loss)		(29,061)	(22,048)		(22,089)	(22,048)

Total comprehensive income (loss)		$(239,122)	$134,207		$(212,521)	$(138,624)

Weighted average number of common shares outstanding - basic		22,863,813	16,206,239		19,809,752	15,650,717

Net income (loss) per share - basic		$(0.01)	$0.01		$(0.01)	$(0.01)

Weighted average number of common shares outstanding - diluted		N/A	19,586,239		N/A	N/A

Net income (loss) per share - diluted	$	N/A	$0.01	$	N/A	$ N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
		Restated
Cash flows from operating activities
Net income (loss)	$(190,432)	$(116,576)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	10,337	8,244
Amortization of contract advances	61,416	36,806
Amortization of notes receivable	16,250	5,416
Amortization of capitalized financing costs	11,656	4,083
Income from legal settlements	-	(260,500)
Amortization of intangible assets – customer list	-	200,307
Changes in operating assets and liabilities
Accounts receivable	8,247	(232,638)
Prepaid expenses	28,402	5,486
Deposits and other assets	(67,686)	(18,522)
Accounts payable and accrued liabilities	(123,040)	(645,999)
Contract advances	(72,000)	(160,695)
Accrued legal reserve	(39,000)	-
Accrued expenses	478,237	-
Notes receivable	-	(155,285)
Net cash (used) by operating activities	122,387	(1,329,873)

Cash flows from investing activities
Purchase of fixed assets	(65,418)	(37,166)
Proceeds (payments) of investments, net	(42,508)	15,546
Net cash (used) by investing activities	(107,926)	(21,620)

Cash flows from financing activities
Sale of common stock, net of expenses	1,080,000	676,000
Proceeds (payments) from note payable, net	(220,737)	31,444
Net cash provided by financing activities	859,263	707,444

Net (decrease) increase in cash	873,724	(644,049)
Cash – beginning	1,050,472	1,947,538
Cash – ending	$1,924,196	$1,303,489

Supplemental disclosure
Interest paid	$61,965	$62,399
Income taxes paid	$-	$-

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

Principles of Consolidation

The financial statements as of December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary is collectively referred to herein as the “Company”.

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

Equipment                                                                                                                                           5 years

Furniture                                                                                                                                             7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2013 or June 30, 2014.  Depreciation expense for the six months ended June 30, 2014 and 2013 was $10,337 and $8,244, respectively.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the six months ended June 30, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of June 30, 2014 and December 31, 2013, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2014 and December 31, 2013 due to their short-term nature.  See Note 15 for further details.

Income (loss) per Common Share

Net income (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average common shares outstanding.  Diluted EPS is computed by adding to the weighted average common shares the dilutive effect of possible preferred stock conversions and in-the-money stock options and warrants exercises. For the three months ended June 30, 2013, the denominator in the diluted EPS computation is 3,380,000 shares higher than the denominator for basic EPS due of possible conversions of preferred stock, series A and B.  For the six months ended June 30, 2013 and the three and six months ended June 30, 2014, the Company had a net loss and, therefore, fully diluted numbers are not presented.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, the Company had approximately $162,000 in excess of FDIC insured limits.  At June 30, 2014, the Company had approximately $1,050,000 in excess of FDIC insured limits.

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

Year-end

The Company has adopted December 31 as its fiscal year end.

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

NOTE 2 – Restatements For Correction Of An Error

In its three 10-Q filings for the year ended December 31, 2013, the Company inadvertently reflected a $2,403,671 asset as “Goodwill”.  The asset in question had been shown as an “Intangible asset – customer lists” on all previous filings by the Company and was, in fact, an intangible asset for customer lists/relationships acquired in the 2008 acquisition of Newport Coast Securities (See Note 4).  Upon acquisition in 2008, the Company had determined that this asset had an indeterminate life and the Company did not amortize the asset but only tested it for impairment each year.  No impairments were ever taken on the asset.  The Company has concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error is going to amortize the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.  As of December 31, 2012, the asset would have a balance of $200,307, net of accumulated amortization.  This remaining balance is amortized in the year ended December 31, 2013 ($120,183 in the three months ended March 31, 2013 and $80,124 in the three months ended June 30, 2013) so that the asset is fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.  The restated 2013 numbers for the three and six months ended June 30, 2013 are reflected in these financial statements on a comparative basis with the financial statements for the three and six months ended June 30, 2014.  The following table sets forth the changes to the income statement for the six months ended June 30, 2013 due to the restatement (amounts shown in thousands except for net income per share data):

	Originally reported	Changes		As Restated
Revenue	$8,508	$-			$8,508
Expenses	8,646	200			8,846
Net operating loss	(138)	(200)			(338)
Other income (expense)	222	-	1		222
Net income	84	(200	) 1		(116)

Net income per share – basic	$0.01				$(0.01)
Net income per share – diluted	$0.00			$	N/A

1 = increase in expense due to $200,307 of amortization expense relating to the intangible asset being amortized.

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“APEX”), Wedbush, Morgan Securities, Inc. (“Wedbush”), and COR Clearing, LLC (COR).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2013, the Company maintained deposits with APEX, Wedbush, and COR of $92,599, $61,412, and $50,000, respectively, for total restricted cash of $204,011. As of June 30, 2014, the Company maintained deposits with APEX, Wedbush, and COR of $92,599 $61,412, and $50,000 respectively, for total restricted cash of $204,011.

NOTE 4 – Intangible Assets – Customer Lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets relating to customer lists/relationships of $2,403,671.  This asset was amortized over its five year estimated useful life (See note 2 regarding restatement).  As of December 31, 2013, the balance of the asset, net of accumulated depreciation, was $0.  Amortization expense was $0 and $200,307 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5 - Marketable securities

The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2013 and June 30, 2014, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

As of June 30, 2014:
The Company held five investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $222,340.  The Company’s total cost in these investments was $251,566 resulting in an accumulated unrealized loss of $29,226.  This is shown as accumulated other comprehensive loss in the equity section of the balance sheet on these financial statements.  Of these investments, two were in a loss position as of June 30, 2014, for a total aggregate unrealized loss of $39,967 .

NOTE 6 – Notes receivable

During the year ended December 31, 2012, the Company issued a total of three notes receivable in the total amount of $67,485.  The notes do not bear interest.  The balance due was $43,569 as of December 31, 2013 relating to these notes.  The balance due was $27,083 as of June 30, 2014 relating to these notes.

NOTE 7 – Accounts Receivable

Amounts receivable from clearing organizations and others at December 31, 2013 consisted of the following:

COR Clearing, LLC	$375,653
Others	299,251
Wedbush Morgan Securities	151,342
$826,246

Amounts receivable from clearing organizations and others at June 30, 2014 consisted of the following:

COR Clearing, LLC	$563,842
Others	221,224
Wedbush Morgan Securities	157,963
$943,029

NOTE 8 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of December 31, 2013 and June 30, 2014, the Company owed accrued payroll to one of its officers/directors in the amount of $97,150 and $157,750 respectively.

In February of 2013, the Company sold 426,000 shares of series B preferred stock to an officer/director for $426,000.

In May of 2014, the Company reached an agreement with an officer/director to buyback 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 is payable on or before March 31, 2015.  Concurrent with the agreement the officer/director resigned as an officer and director of the Company.

NOTE 9 – Fixed Assets

Fixed assets consisted of the following:

	June 30,	Dec. 31,
	2014	2013
Furniture	$102,762	$73,077
Equipment	249,295	235,336
Software	64,004	42,230
	416,061	350,643
Accumulated depreciation	(297,090)	(286,753)
	$118,971	$63,890

During the six months ended June 31, 2014 and 2013, depreciation expense was $10,337 and $8,244, respectively.

NOTE 10 – Notes payable and Line of Credit

Notes payable consist of the following at December 31, 2013 and June 30, 2014:

	Dec. 31,	June 30,
	2013	2014

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2013, and matured in March of 2014.	8,695	-

Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2013, and matures in April of 2016	132,032	105,018

Note payable to a former officer/director. See note 8 for further details. Matures on March 31, 2015	-	75,000

Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest of 14%, and matures in December of 2015.	501,427	391,398
	$642,154	$571,416

As of December 31, 2013, $307,768 of the notes payable is short-term and $334,386 is long-term. As of June 30, 2014, $400,165 of the notes payable is short-term and $171,251 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000.  The line is collateralized by Rubicon’s deposits at the bank.  The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2013.  The line matures on March of 2015.  As of December 31, 2013 and June 30, 2014, Rubicon had borrowed $200,000 on the line.

As part of the note payable the Company signed in December of 2012, the Company paid $21,000 in financing related costs.  These costs have been capitalized and will be amortized into interest expense using the interest method over the life of the note.  $11,656 and $4,083 was amortized into expense during the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, capitalized financing costs are $5,261 net of accumulated amortization of $15,739.

As part of the note payable the Company signed in December of 2012, the Company agreed to certain covenants.  The covenants include, but are not limited to, the Company continuing in good standing and in compliance with all statutes, laws, ordinances and government rules and regulations; the Company delivering financial statements to the lender within specified time periods; the Company providing the lender access to the records of the Company upon request; and the Company paying its taxes on a timely basis.  As of June 30, 2014, the Company is in compliance with all the debt covenants.

Interest expense for the six months ended June 30, 2014 and 2013 was $61,965 and $62,399 respectively.

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

In the second quarter of 2014, the Company continued conducting a private placement offering of up to $1,500,000 of units of securities at $0.15 per unit.  Each unit consists of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share.  During the three months ended June 30, 2014, the Company sold 866,667 units for a total of $130,000.

In the second quarter of 2014, the Company issued 500,000 shares of common stock that were owed as of December 31, 2013.

In May of 2014, the Company reached an agreement with an officer/director to purchase 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 is payable on or before March 31, 2015.  Concurrent with the agreement the officer/director resigned as an officer and director of the Company.  As of June 30, 2014, these shares are in process of being cancelled.

In May of 2014, the Company received 200,000 shares of common stock for cancellation pursuant to the terms of a confidential settlement agreement with a former board member.  As of June 30, 2014, these shares are in process of being cancelled.

As of June 30, 2014, there were 62,500 series A preferred shares issued and outstanding, no series B preferred shares issued and outstanding, 23,253,193 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 12 – Warrants and options

Warrants

As of December 31, 2012, there are no outstanding warrants.

During the year ended December 31, 2013, the Company issued three-year warrants in private placement offerings as described in Note 11 above.  All have an exercise price of $0.50 and expire in the year ended December 31, 2016.

During the six months ended June 30, 2014, the Company issued three-year warrants in private placement offerings as described in Note 11 above.  All have an exercise price of $0.25 and expire in the year ended December 31, 2019.

Options

On June 2, 2008, Rubicon granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  These options expired on June 2, 2013.

A summary of stock options and warrants as of December 31, 2013 and June 30, 2014 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/13:	500,000	$1.00	-	$-
Granted	-	-	2,166,667	0.50
Cancelled	-	-	-	-
Expired	(500,000)	-	-	-
Outstanding as of 12/31/13:	-	$-	2,166,667	$0.50
Granted	-	-	7,200,002	0.25
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 6/30/14:	-	$-	9,366,669	$0.31
Vested as of 6/30/14:	-	$-	9,366,669	$0.31

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

	The Six Months Ended
	June 30,
	2014	2013
		RESTATED
Revenue
Brokerage services	$11,434,051	$8,507,115
	11,434,051	8,507,115
Expenses
Brokerage services	11,247,294	8,298,757
Corporate	377,189	324,934
	11,624,483	8,623,691

Net income (loss)	$(190,432)	$(116,576)

NOTE 14 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2013 and June 30, 2014 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

Wells notice:

During the six months ended June 30, 2014, the Company received two Wells notices from the Financial Industry Regulatory Authority, Inc. (FINRA) regarding a preliminary determination to recommend disciplinary action against the Company for possible FINRA rules violations from prior years.  A Wells notice is neither a formal allegation nor a finding of wrongdoing.  The Company is unable to estimate how long the FINRA process will last or its ultimate outcome.  As of December 31, 2013 and June 30, 2014, management believes that no accrual for penalties or potential settlements is justified and that the ultimate outcome of the process will not have a material impact on the financial statements.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $199,000 and $160,000 as of December 31, 2013 and June 30, 2014, respectively, for these matters, which is included on its consolidated balance sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Office lease agreements

In October of 2009, the Company entered into a long-term lease agreement for office space in Irvine, California commencing January 1, 2010 and ending on June 30, 2015.  In December of 2012, the Company entered into a long-term lease agreement for office space in New York, New York commencing January 1, 2013 and ending on December 31, 2014.  In April of 2014, the company entered into another long-term lease agreement for office space in New York, New York commencing on April 15, 2014 and ending November 30, 2017.  In May of 2013, the Company entered into a long-term lease agreement for office space in Chicago, Illinois commencing on June 1, 2013 and ending on November 30, 2018.  During the six months ended June 30, 2014, the company entered into a long-term lease agreement for office space in Memphis, Tennessee commencing on June 1, 2014 and ending on May 31, 2019. The annual lease payments due pursuant to these agreements are as follows:

Year Ending
December 31,	Amount
2014	$724,129
2015	689,915
2016	598,392
2017	576,860
2018	153,260
2019	37,535
Total	$2,780,091

Rent expense is included in general and administrative expense and totaled $307,119 and $168,764 for the six months ended June 30, 2014 and 2013 respectively.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,924,196	$-	-	$1,924,196
Accounts receivable	-	943,029	-	943,029
Marketable securities	222,340	-	-	222,340
Notes receivable	-	27,083	-	27,083
Accounts payable	-	285,052	-	285,052
Accrued expenses	-	1,472,324	-	1,472,324
Notes payable	-	571,416	-	571,416

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,050,472	$-	-	$1,050,472
Accounts receivable	-	826,246	-	826,246
Marketable securities	201,921	-	-	201,921
Notes receivable	-	43,569	-	43,569
Accounts payable	-	404,236	-	404,236
Accrued expenses	-	873,147	-	873,147
Notes payable	-	642,154	-	642,154

Note 16 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

FINRA Enforcement Action:

On July 28, 2014, the FINRA Department of Enforcement filed an action against Newport Coast Securities, Inc. and four of its former brokers and one current broker for churning customer accounts. FINRA Case # 2012030564701. In the complaint, FINRA alleges that NCS and the five brokers excessively traded and churned 24 customer accounts from September 2008 through May 2013. The alleged misconduct cited in the complaint includes: cost-to-equity ratios were over 100%; turnover rates were often over 100; extraordinary amounts of in and out trading; highly margined accounts; accounts highly concentrated in a single security; commissions exceeding 3% and sometimes 4%; solicited trades inaccurately characterized as unsolicited; and accounts exhibited large losses. The Company intends to vigorously defend these chargers; however, is unable to estimate how long the FINRA process will last or its ultimate outcome.

Conversion of Series A Preferred Stock

On August 5, 2014, 12,500 shares of the Company’s outstanding shares of Series A Preferred Stock was converted into 250,000 shares of common stock.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	deterioration in general or regional (especially Southern California) economic, market and political conditions;
·	adverse actions by regulatory agencies, including the SEC or FINRA;
·	adverse outcome of current FINRA enforcement action;
·	adverse outcomes of current or future arbitrations and litigation;
·	our ability to successfully compete in the financial services industry;
·	actions and initiatives taken by both current and potential competitors;
·	inability to raise additional financing for working capital;
·	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company has concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error is going to amortize the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.  As of December 31, 2012, the asset would have a balance of $200,307, net of accumulated amortization.  This remaining balance is amortized in the year ended December 31, 2013 ($120,183 in the three months ended March 31, 2013 and $80,124 in the three months ended June 30, 2013) so that the asset is fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.  The restated 2013 numbers for the three and six months ended June 30, 2013 are reflected in these financial statements on a comparative basis with the financial statements for the three and six months ended June 30, 2014.  The following table sets forth the changes to the income statement for the six months ended June 30, 2013 due to the restatement (amounts shown in thousands except for net income per share data):

	Originally reported	Changes		As Restated
Revenue	$8,507	$-			$8,507
Expenses	8,646	200			8,846
Net operating loss	(138)	(200)			(338)
Other income (expense)	222	-	1		222
Net income	84	(200	) 1		(116)

Net income per share – basic	$0.01				$(0.01)
Net income per share – diluted	$0.00			$	N/A

1 = increase in expense due to $200,307 of amortization expense relating to the intangible asset being amortized.

Results of Operations

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2014 and 2013.

Revenue:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013	Increase/ (decrease)	2014	2013	Increase/ (decrease)
Consolidated
Revenue	$6,210,937	$4,536,408	37%	$11,434,051	$8,507,115	34%
Operating expenses	$6,388,880	$4,625,519	38%	$11,563,293	$8,846,074	31%
Net operating (loss)	$(177,943)	$(89,111)	100%	$(129,242)	$(338,959)	(62%)

Our revenues increased 37% and 34%, respectively, during the three and six months ended June 30, 2014 over the same periods in 2013. The revenue increases for the periods are primarily the result of increases in revenues generated by NCS due to favorable market conditions, increased investment banking and alternative investment revenues (127%), increased mutual fund selling concessions (73%) based transactions, and an increase in the average revenue per advisor as the firm continues to focus on higher margin producing financial advisors.

During the three and six months ended June 30, 2014, our operating expenses increased by 38% and 31%, respectively, primarily as the result of significant increase in general and administrative expenses, mainly attributable to the relocation and expansion of our New York headquarters and the opening of a Memphis, Tennessee office. However, the increases in expenses tracked closely to the increases in revenues for the same periods. With increased revenues during the periods, we were able to reduce our net operating losses by 62% for the six months ended June 30, 2014 over the same periods in 2013.

Sources of Revenues:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013	Increase/ (decrease)	2014	2013	Increase/ (decrease)
Commissions	$1,581,210	$1,528,829	3%	$3,583,274	$3,042,959	18%
Investment Banking Fees	$3,193,947	$1,407,985	127%	$5,020,267	$2,688,311	87%
Selling Concessions:
Insurance	$238,330	$492,578	(52%)	$544,955	$1,105,822	(51%)
Mutual Funds	$253,904	$146,778	73%	$557,590	$302,667	84%
Managed fee accounts	$348,696	$420,898	(17%)	$604,327	$688,967	(12%)
Other income	$594,850	$539,340	10%	$1,123,638	$678,389	66%

Commissions increased for the three and six months ending June 30, 2014 compared to the same periods of 2013 due to the additions of the New York and Chicago offices. Investment Banking Fees also significantly increased due to the participation in equity deals from the additions of the New York and Chicago office. Other Income increased as well, due to trading gains on the bond desk which was not present in the same quarters of 2013.

Selling and Administrative Expenses:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013	Increase/ (decrease)	2014	2013	Increase/ (decrease)

Direct costs	$4,787,741	$3,619,480	32%	$8,796,755	$6,838,584	29%
Professional fees	126,804	66,124	92%	211,957	264,279	(20%)
Executive compensation	249,283	158,891	57%	428,542	321,883	33%
General expenses	1,219,814	776,711	57%	2,115,702	1,413,084	50%
Depreciation and amortization	5,238	4,313	21%	10,337	8,244	25%
Operating expenses	$6,388,880	$4,625,519	38%	$11,563,293	$8,846,074	31%

Operating expenses increased by 38% and 31%, respectively, for the three and six month periods ended June 30, 2014 compared to the same periods of 2013, which generally followed the increases in revenues for the same periods. Increases in general expenses (57% and 50%, respectively) for the three and six months ended June 30, 2014, were offset by substantial decreases in professional fees (70% and 56%) over the same periods in 2012 and a 30% decrease in consulting fees for the six months ended June 30, 2013. Furthermore, the noteworthy decreases in executive compensation for the periods (18% and 11%) helped to reduce the operating expenses for the quarters ended June 30, 2013.

Our direct costs, which increased by 20% and 10% for the first two quarters of 2013, have a direct relationship to our increases in revenue and will fluctuate quarterly with changes in revenue.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2014 we had available cash of $1,720,185. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2014 and into fiscal 2015. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing. During the first half of 2014, we completed a private placement, raising a total of $1,080,000.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2014 compared to December 31, 2013.

	June 30,	December 31,	Increase / (Decrease)
	2014	2013	$	%
Current Assets	$3,257,061	$2,306,536	$950,525	41%
Current Liabilities	3,004,541	2,471,151	533,390	22%
Working Capital	$252,520	$(164,615)	$417,135	253%

As we expand our activities, we may continue to experience net negative cash flows and losses from operations, pending receipt of additional revenues.

We believe the $1,720,185 in un-restricted cash on hand at June 30, 2014 will be sufficient to sustain operations for a minimum of the next twelve months.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, Joseph Mangiapane, Jr. and Richard Onesto, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Messrs. Mangiapane and Onesto concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. We were unable to accurately account for other-than-temporary impairments related to our marketable securities, which caused us to restate our financial statements for the quarter ended June 30, 2013. Management evaluated the impact of our inability to accurately account for other-than-temporary impairments on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to accurately account for other-than-temporary impairments represented a material weakness.

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

NCS FINRA Wells Notices/Enforcement Action

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

Further, on July 28, 2014, the FINRA Department of Enforcement filed an action against Newport Coast Securities, Inc. and four of its former brokers and one current broker for churning customer accounts. FINRA Case # 2012030564701. In the complaint, FINRA alleges that NCS and the five brokers excessively traded and churned 24 customer accounts from September 2008 through May 2013. The alleged misconduct cited in the complaint includes: cost-to-equity ratios were over 100%; turnover rates were often over 100; extraordinary amounts of in and out trading; highly margined accounts; accounts highly concentrated in a single security; commissions exceeding 3% and sometimes 4%; solicited trades inaccurately characterized as unsolicited; and accounts exhibited large losses. The Company intends to vigorously defend these chargers; however, is unable to estimate how long the FINRA process will last or its ultimate outcome.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $199,000 and $160,000 as of December 31, 2013 and June 30, 2014, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

Effective May 15, 2014, we consummated the terms of a confidential settlement agreement with a former board member, Kathleen McPherson, whereby we agreed to purchase 1,002,500 shares of common stock and 426,000 shares of Series B Convertible Preferred Stock (which were convertible into 2,130,000 shares of common stock)  from Ms. McPherson for $150,000; paid in two equal installments, the first $75,000 was paid on May 15, 2014 and the remaining $75,000 is due on or before December 31, 2014, subject to a 90 day extension in our discretion. As of the date of this report, we are in the process of cancelling the shares of common and preferred stock.

Effective May 15, 2014, we received 200,000 shares of common stock for cancellation pursuant to the terms of a confidential settlement agreement with a former board member of our wholly-owned operating subsidiary, Newport Coast Securities, Inc. As of the date of this report, we are in the process of cancelling the shares of common stock.

On August 5, 2014, 12,500 shares of our outstanding shares of Series A Preferred Stock was converted into 250,000 shares of common stock.

All of the above-described issuances were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

In July 28, 2014, the FINRA Department of Enforcement filed an action against Newport Coast Securities, Inc. and four of its former brokers and one current broker for churning customer accounts. FINRA Case # 2012030564701. In the complaint, FINRA alleges that NCS and the five brokers excessively traded and churned 24 customer accounts from September 2008 through May 2013. The alleged misconduct cited in the complaint includes: cost-to-equity ratios were over 100%; turnover rates were often over 100; extraordinary amounts of in and out trading; highly margined accounts; accounts highly concentrated in a single security; commissions exceeding 3% and sometimes 4%; solicited trades inaccurately characterized as unsolicited; and accounts exhibited large losses. The Company intends to vigorously defend these chargers; however, is unable to estimate how long the FINRA process will last or its ultimate outcome.

Item 6.  Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2(c)	9/21/11
2.1(b)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – Dated August 29, 2011		8-K		3(i)(i)	9/21/11
2.1(c)	Certificate of Merger of Rubicon Financial Incorporated, Nevada corporation and Rubicon Financial Incorporated, Delaware corporation		8-K		3(i)(j)	9/21/11
2.2	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.2(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.2(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.2(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008		8-K		2.7(d)	03/21/08
2.3	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)	Articles of Incorporation, as currently in effect		8-K		3(i)(h)	9/21/11
3.1(ii)	Bylaws, as currently in effect		8-K		3(ii)(c)	9/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
4.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock		8-K		4.1	03/07/13
4.3	Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.2	03/07/13
10.1†	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Term Note with Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.1	12/14/12
10.5	Security Agreement in favor of Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.2	12/14/12
10.6	Series B Preferred Stock Purchase Agreement with Kathleen McPherson
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Richard Onesto, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer a, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Richard Onesto, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED
(Registrant)

By: /s/ Joseph Mangiapane, Jr.
Joseph Mangiapane, Jr., Chief Executive Officer
(On behalf of the Registrant and as Principal Executive
Officer)

Date: August 18, 2014

By: /s/ Richard Onesto
Richard Onesto, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: August 18, 2014