Form 10-Q
period 2014-09-30
RUBICON FINANCIAL INC
filed 2014-11-14
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2014, was 24,503,193, which does not include 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash	$1,256,199	$846,461
Cash – restricted	204,011	204,011
Marketable securities, at fair market value	120,748	201,921
Accounts receivable	1,099,591	826,246
Prepaid expenses	15,629	46,828
Notes receivable	18,959	43,569
Other current assets	175,444	137,500
Total current assets	2,890,581	2,306,536

Fixed assets, net of accumulated depreciation	126,211	63,890
Other assets:
Contract advances	37,043	96,402
Capitalized financing costs	5,261	16,917
Deposits	123,124	55,438
Total other assets	165,428	168,757
Total assets	$3,182,220	$2,539,183

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$238,617	$404,236
Accrued expenses	1,217,602	873,147
Investment obligation	487,000	487,000
Line of credit	200,000	200,000
Note payable, current portion	416,983	307,768
Contingent liabilities	160,000	199,000
Total current liabilities	2,720,202	2,471,151

Long term liabilities:
Note payable	85,878	334,386

Redeemable Preferred Stock, Series B, $0.001 par value, 1,000,000 shares authorized, 426,000 issued and outstanding as of December 31, 2013	-	426,000

Stockholders’ equity
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, 25,000 and 62,500 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	25	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,003,193 shares and 16,755,691 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	24,003	16,755
Common stock owed but not issued, 250,000 and 750,000 shares as of September 30, 2014 and December 31, 2013, respectively	250	750
Additional paid in capital	20,131,114	18,781,824
Other comprehensive losses	(64,995)	(7,137)
Accumulated (deficit)	(19,714,257)	(19,484,609)
Total stockholders’ equity	376,140	(692,354)
Total liabilities and stockholders’ equity	$3,182,220	$2,539,183

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013
			Restated			Restated
Revenue:
Commissions		$1,729,933	$1,559,698		$5,313,207	$4,602,657
Investment banking fees		2,115,070	1,898,409		7,135,337	4,586,720
Selling concessions:
Insurance		201,089	373,841		746,044	1,479,663
Mutual funds		236,612	143,301		794,202	445,968
Managed fee accounts		356,587	616,162		960,914	1,305,129
Other income		297,937	317,190		1,421,575	995,579
		4,937,228	4,908,601		16,371,279	13,415,716
Expenses:
Direct costs		3,497,149	3,838,865		12,293,904	10,677,449
Professional fees		81,492	299,006		293,449	563,285
Executive compensation		195,758	161,550		624,300	483,433
General and administrative expenses		1,237,165	613,816		3,352,867	2,026,900
Depreciation and amortization		7,647	4,412		17,984	12,656
Total expenses		5,019,211	4,917,648		16,582,504	13,763,722
Net operating income (loss)		(81,983)	(9,048)		(211,225)	(348,007)

Other income (expense):
Interest expense		(22,645)	(28,976)		(84,610)	(91,375)
Interest income		65,412	20,581		66,187	39,709
Legal settlement income		-	-		-	260,500
Other income		-	(6,471)		-	(1,317)
Total other income (expense)		42,767	(14,866)		(18,423)	207,517
Net income (loss)		(39,216)	(23,914)		(229,648)	(140,490)

Other comprehensive income (loss)		(35,769)	-		(57,858)	(22,048)

Total comprehensive income (loss)		$(74,985)	$(23,914)		$(287,506)	$(162,538)

Weighted average number of common shares outstanding - basic		23,639,304	16,755,691		21,086,269	16,023,089
Net income (loss) from continuing operations per share - basic		$(0.00)	$(0.00)		$(0.01)	$(0.01)

Weighted average number of common shares outstanding- fully diluted		N/A	N/A		N/A	N/A
Net income (loss) from continuing operations per share- fully diluted	$	N/A	$ N/A	$	N/A	$ N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
		Restated
Cash flows from operating activities
Net (loss) income	$(229,648)	$(140,490)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	17,984	12,656
Amortization of contract advances	93,916	89,792
Amortization of notes receivable	24,375	10,832
Amortization of capitalized financing costs	11,656	4,083
Income from legal settlements	-	(260,500)
Amortization of intangible assets – customer list	-	200,307
Changes in operating assets and liabilities:
Accounts receivable	(135,888)	(307,553)
Prepaid expenses	18,773	8,915
Deposits and other assets	(67,686)	(29,354)
Accounts payable and accrued liabilities	(165,046)	(337,215)
Contract advances	(72,500)	(215,000)
Accrued legal reserve	(39,000)	(252,500)
Accrued expenses	219,089	-
Notes receivable	-	(75,042)
Net cash (used) by operating activities	(323,975)	(1,291,069)

Cash flows from investing activities
Purchase of fixed assets	(80,305)	(54,358)
Proceeds from sale of investments	23,311	16,715
Net cash (used) by investing activities	(56,994)	(37,643)

Cash flows from financing activities
Sale of common stock, net of expenses	1,080,000	676,000
Proceeds (payments) from note payable, net	(289,293)	(44,410)
Net cash provided by financing activities	790,707	631,590

Net increase (decrease) in cash	409,738	(697,122)
Cash – beginning	1,050,472	1,947,538
Cash – ending	$1,460,210	$1,250,416

Supplemental disclosure
Interest paid	$84,610	$91,375
Income taxes paid	$6,469	$-

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

Principles of Consolidation
The financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary is collectively referred to herein as the “Company”.

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

Equipment                                                                                                                                             5 years
Furniture                                                                                                                                             7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2013 or September 30, 2014.  Depreciation expense for the nine months ended September 30, 2014 and 2013 was $17,984 and $12,656, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the nine months ended September 30, 2014 and 2013.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of September 30, 2014 and December 31, 2013, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2014 and December 31, 2013 due to their short-term nature.  See Note 15 for further details.

Income (loss) per Common Share
Net income (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average common shares outstanding.  Diluted EPS is computed by adding to the weighted average common shares the dilutive effect of possible preferred stock conversions and in-the-money stock options and warrants exercises. For the three and nine months ended September 30, 2013, the denominator in the diluted EPS computation is 3,380,000 shares higher than the denominator for basic EPS due of possible conversions of preferred stock, series A and B.  For the three and nine months ended September 30, 2014, the denominator in the diluted EPS computation is 7,700,002 shares higher than the denominator for basic EPS due of possible conversions of Series A preferred stock and in-the-money stock warrant excercises.  For the three and nine months ended September 30, 2013 and 2014, the Company had a net loss and, therefore, fully diluted numbers are not presented.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, the Company had approximately $162,000 in excess of FDIC insured limits.  At September 30, 2014, the Company had approximately $630,000 in excess of FDIC insured limits.

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

NOTE 2 – Restatements For Correction Of An Error
In its three 10-Q filings for the year ended December 31, 2013, the Company inadvertently reflected a $2,403,671 asset as “Goodwill”.  The asset in question had been shown as an “Intangible asset – customer lists” on all previous filings by the Company and was, in fact, an intangible asset for customer lists/relationships acquired in the 2008 acquisition of Newport Coast Securities (See Note 4).  Upon acquisition in 2008, the Company had determined that this asset had an indeterminate life and the Company did not amortize the asset but only tested it for impairment each year.  No impairments were ever taken on the asset.  The Company has concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error is going to amortize the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.  As of December 31, 2012, the asset would have a balance of $200,307, net of accumulated amortization.  This remaining balance is amortized in the year ended December 31, 2013 ($120,183 in the three months ended March 31, 2013 and $80,124 in the three months ended June 30, 2013) so that the asset is fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.  The restated 2013 numbers for the three and nine months ended September 30, 2013 are reflected in these financial statements on a comparative basis with the financial statements for the three and nine months ended September 30, 2014.  The following table sets forth the changes to the income statement for the nine months ended September 30, 2013 due to the restatement (amounts shown in thousands except for net income per share data):

	Originally reported	Changes		As Restated
Revenue	$13,416	$-			$13,416
Expenses	13,564	200			13,764
Net operating loss	(148)	(200)			(348)
Other income (expense)	208	-	1		208
Net income	60	(200)	1		(140)

Net income per share – basic	$0.00				$(0.01)
Net income per share – diluted	$0.00			$	N/A

1 = increase in expense due to $200,307 of amortization expense relating to the intangible asset being amortized.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“APEX”), Wedbush, Morgan Securities, Inc. (“Wedbush”), and COR Clearing, LLC (COR).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2013, the Company maintained deposits with APEX, Wedbush, and COR of $92,599, $61,412, and $50,000, respectively, for total restricted cash of $204,011. As of September 30, 2014, the Company maintained deposits with APEX, Wedbush, and COR of $92,599, $61,412, and $50,000 respectively, for total restricted cash of $204,011.

NOTE 4 – Intangible Assets – Customer Lists
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets relating to customer lists/relationships of $2,403,671.  This asset was amortized over its five year estimated useful life (See note 2 regarding restatement).  As of December 31, 2013, the balance of the asset, net of accumulated depreciation, was $0.  Amortization expense was $0 and $200,307 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5 – Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2013 and September 30, 2014, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

As of September 30, 2014:
The Company held six investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $120,748.  The Company’s total cost in these investments was $185,743 resulting in an accumulated unrealized loss of $64,995.  This is shown as accumulated other comprehensive loss in the equity section of the balance sheet on these financial statements.  Of these investments, two were in a loss position as of September 30, 2014, for a total aggregate unrealized loss of $72,995.

NOTE 6 – Notes receivable
During the year ended December 31, 2012, the Company issued a total of three notes receivable in the total amount of $67,485.  The notes do not bear interest.  The balance due was $43,569 as of December 31, 2013 relating to these notes.  The balance due was $18,959 as of September 30, 2014 relating to these notes.

NOTE 7 – Accounts Receivable

Amounts receivable from clearing organizations and others at December 31, 2013 consisted of the following:

COR Clearing, LLC	$375,653
Others	299,251
Wedbush Morgan Securities	151,342
$826,246

Amounts receivable from clearing organizations and others at September 30, 2014 consisted of the following:

COR Clearing, LLC	$705,438
Others	282,536
Wedbush Morgan Securities	111,617
$1,099,591

NOTE 8 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of December 31, 2013 and September  30, 2014, the Company owed accrued payroll to one of its officers/directors in the amount of $97,150 and $188,050 respectively.

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

NOTE 9 – Fixed Assets
Fixed assets consisted of the following:

	Sept. 30,	Dec. 31,
	2014	2013
Furniture	$114,628	$73,077
Equipment	249,295	235,336
Software	67,025	42,230
	430,948	350,643
Accumulated depreciation	(304,737)	(286,753)
	$126,211	$63,890

During the nine months ended September 30, 2014 and 2013, depreciation expense was $17,984 and $12,656, respectively.

NOTE 10 – Notes payable and Line of Credit

Notes payable consist of the following at December 31, 2013 and September 30, 2014:

	Dec. 31,	Sept. 30,
	2013	2014

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2013, and matured in March of 2014.	8,695	-

Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2013, and matures in April of 2016.	132,032	91,478

Note payable to a former officer/director. See note 8 for further details. Matures on March 31, 2015.	-	75,000

Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest of 14%, and matures in December of 2015.	501,427	336,383
	$642,154	$502,861

As of December 31, 2013, $307,768 of the notes payable is short-term and $334,386 is long-term. As of September 30, 2014, $416,983 of the notes payable is short-term and $85,878 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000.  The line is collateralized by Rubicon’s deposits at the bank.  The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2013.  The line matures on March of 2015.  As of December 31, 2013 and September 30, 2014, Rubicon had borrowed $200,000 on the line.

As part of the note payable the Company signed in December of 2012, the Company paid $21,000 in financing related costs.  These costs have been capitalized and will be amortized into interest expense using the interest method over the life of the note.  $11,656 and $4,083 was amortized into expense during the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, capitalized financing costs are $5,261 net of accumulated amortization of $15,739.

As part of the note payable the Company signed in December of 2012, the Company agreed to certain covenants.  The covenants include, but are not limited to, the Company continuing in good standing and in compliance with all statutes, laws, ordinances and government rules and regulations; the Company delivering financial statements to the lender within specified time periods; the Company providing the lender access to the records of the Company upon request; and the Company paying its taxes on a timely basis.  As of September 30, 2014, the Company is in compliance with all the debt covenants.

Interest expense for the nine months ended September 30, 2014 and 2013 was $84,610 and $91,375 respectively.

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

In May of 2014, the Company reached an agreement with an officer/director to buyback 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 is payable on or before March 31, 2015.  Concurrent with the agreement the officer/director resigned as an officer and director of the Company.  These shares have been cancelled.

In May of 2014, the Company received 200,000 shares of common stock for cancellation pursuant to the terms of a confidential settlement agreement with a former board member.  These shares were cancelled immediately.

In August of 2014, 37,500 shares of Series A preferred stock was converted into 750,000 shares of common stock.

As of September 30, 2014, there were 25,000 series A preferred shares issued and outstanding, no series B preferred shares issued and outstanding, 24,003,193 common shares issued and outstanding, and 250,000 common shares owed but not issued.

NOTE 12 – Warrants and options

Warrants

As of December 31, 2012, there are no outstanding warrants.

During the year ended December 31, 2013, the Company issued three-year warrants in private placement offerings as described in Note 11 above.  All have an exercise price of $0.50 and expire in the year ended December 31, 2016.

During the nine months ended September 30, 2014, the Company issued three-year warrants in private placement offerings as described in Note 11 above.  All have an exercise price of $0.25 and expire in the year ended December 31, 2019.

Options

On June 2, 2008, Rubicon granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  These options expired on June 2, 2013.

A summary of stock options and warrants as of December 31, 2013 and September 30, 2014 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/13:	500,000	$1.00	-	$-
Granted	-	-	2,166,667	0.50
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 12/31/13:	-	$-	2,166,667	$0.50
Granted	-	-	7,200,002	0.25
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 9/30/14:	-	$-	9,366,669	$0.31
Vested as of 9/30/14:	-	$-	9,366,669	$0.31

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

	The Nine Months Ended
	September 30,
	2014	2013
		RESTATED
Revenue
Brokerage services	$16,371,279	$13,415,716
	16,371,279	13,415,716
Expenses
Brokerage services	16,056,760	13,100,246
Corporate	544,167	455,960
	16,600,927	13,556,206

Net income (loss)	$(229,648)	$(140,490)

NOTE 14 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $487,000 as of December 31, 2013 and September 30, 2014 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

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

Wells notice:

During the nine months ended September 30, 2014, the Company received two Wells notices from the Financial Industry Regulatory Authority, Inc. (FINRA) regarding a preliminary determination to recommend disciplinary action against the Company for possible FINRA rules violations from prior years.  A Wells notice is neither a formal allegation nor a finding of wrongdoing.  On July 28, 2014, the FINRA Department of Enforcement filed an action against Newport Coast Securities, Inc. and four of its former brokers and one current broker for churning customer accounts. FINRA Case # 2012030564701.  In the complaint, FINRA alleges that NCS and the five brokers excessively traded and churned 24 customer accounts from September 2008 through May 2013.  The alleged misconduct cited in the complaint includes: cost-to-equity ratios were over 100%; turnover rates were often over 100; extraordinary amounts of in and out trading; highly margined accounts; accounts highly concentrated in a single security; commissions exceeding 3% and sometimes 4%; solicited trades inaccurately characterized as unsolicited; and accounts exhibited large losses. The Company intends to vigorously defend these charges; however, is unable to estimate how long the FINRA process will last or its ultimate outcome.  As of December 31, 2013 and September 30, 2014, management believes that no accrual for penalties or potential settlements is justified and that the ultimate outcome of the process will not have a material impact on the financial statements.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $199,000 and $160,000 as of December 31, 2013 and September 30, 2014, respectively, for these matters, which is included on its consolidated balance sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

Rent expense is included in general and administrative expense and totaled $562,053 and $236,536 for the nine months ended September 30, 2014 and 2013 respectively.

Note 15 – Fair Value Measurements
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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,460,210	$-	-	$1,460,210
Accounts receivable	-	1,099,591	-	1,099,591
Marketable securities	120,748	-	-	120,748
Notes receivable	-	18,959	-	18,959
Accounts payable	-	238,617	-	238,617
Accrued expenses	-	1,217,602	-	1,217,602
Notes payable	-	502,861	-	502,861

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,050,472	$-	-	$1,050,472
Accounts receivable	-	826,246	-	826,246
Marketable securities	201,921	-	-	201,921
Notes receivable	-	43,569	-	43,569
Accounts payable	-	404,236	-	404,236
Accrued expenses	-	873,147	-	873,147
Notes payable	-	642,154	-	642,154

Note 16 – Subsequent Events
The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

In November of 2014, 25,000 shares of the Company’s outstanding shares of Series A Preferred Stock was converted into 500,000 shares of common stock.

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

The Company has concluded that this was an error and that the asset should have been amortized over the estimated useful life of five years.  The correction of the error is going to amortize the $2,403,671 asset over the five year estimated useful life starting with the date of acquisition in June of 2008 and running through May of 2013.  As of December 31, 2012, the asset would have a balance of $200,307, net of accumulated amortization.  This remaining balance is amortized in the year ended December 31, 2013 ($120,183 in the three months ended March 31, 2013 and $80,124 in the three months ended June 30, 2013) so that the asset is fully amortized and has a $0 balance, net of accumulated amortization, as of December 31, 2013.  The restated 2013 numbers for the three and nine months ended September 30, 2013 are reflected in these financial statements on a comparative basis with the financial statements for the three and nine months ended September 30, 2014.  The following table sets forth the changes to the income statement for the nine months ended September 30, 2013 due to the restatement (amounts shown in thousands except for net income per share data):

	Originally reported	Changes		As Restated
Revenue	$13,416	$-			$13,416
Expenses	13,564	200			13,764
Net operating loss	(148)	(200)			(348)
Other income (expense)	208	-	1		208
Net income	60	(200)	1		(140)

Net income per share – basic	$0.00				$(0.01)
Net income per share – diluted	$0.00			$	N/A

1 = increase in expense due to $200,307 of amortization expense relating to the intangible asset being amortized.

Results of Operations

The following tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2014 and 2013.

Revenue:

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2014	2013	Increase/ (decrease)	2014	2013	Increase/ (decrease)
Consolidated
Revenue	$4,937,228	$4,908,601	1%	$16,371,279	$13,415,716	22%
Operating expenses	$5,019,211	$4,917,648	2%	$16,582,504	$13,763,722	20%
Net operating (loss)	$(81,983)	$(9,048)	806%	$(211,225)	$(348,007)	(39%)

Our revenues increased 1% and 22%, respectively, during the three and nine months ended September 30, 2014 over the same periods in 2013. The revenue increases for the periods are primarily the result of increases in revenues generated by NCS due to favorable market conditions, increased investment banking and alternative investment revenues, increased mutual fund selling concessions based transactions, and an increase in the average revenue per advisor as the firm continues to focus on higher margin producing financial advisors.

During the three and nine months ended September 30, 2014, our operating expenses increased by 2% and 20%, respectively, primarily as the result of increases in general and administrative expenses, mainly attributable to the relocation and expansion of our New York headquarters and the opening of a Memphis, Tennessee office. However, the increases in expenses tracked closely to the increases in revenues for the same periods. With increased revenues during the periods, we were able to reduce our net operating losses by 39% for the nine months ended September 30, 2014 over the same period in 2013.

Sources of Revenues:

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2014	2013	Increase/ (decrease)	2014	2013	Increase/ (decrease)
Commissions	$1,729,933	$1,559,698	11%	$5,313,207	$4,602,657	15%
Investment Banking Fees	$2,115,070	$1,898,409	11%	$7,135,337	$4,586,720	56%
Selling Concessions:
Insurance	$201,089	$373,841	(46%)	$746,044	$1,479,663	(50%)
Mutual Funds	$236,612	$143,301	65%	$794,202	$445,968	78%
Managed fee accounts	$356,587	$616,162	(42%)	$960,914	$1,305,129	(26%)
Other income	$297,937	$317,190	(6%)	$1,421,575	$995,579	43%

Commissions increased for the three and nine months ending September 30, 2014 compared to the same periods of 2013 due to the additions of the New York and Chicago offices. Investment Banking Fees also significantly increased due to the participation in equity transactions from the additions of the New York and Chicago office. Other Income increased as well, due to trading gains on the bond desk, which was not present in the same quarters of 2013.

Selling and Administrative Expenses:

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2014	2013	Increase/ (decrease)	2014	2013	Increase/ (decrease)

Direct costs	$3,497,149	$3,838,865	(9%)	$12,293,904	$10,677,449	15%
Professional fees	81,492	299,006	(73%)	293,449	563,285	(48%)
Executive compensation	195,758	161,550	21%	624,300	483,433	29%
General expenses	1,237,165	613,815	102%	3,352,867	2,026,899	65%
Depreciation and amortization	7,647	4,412	73%	17,984	12,656	42%
Operating expenses	$5,019,211	$4,917,648	2%	$16,582,504	$13,763,722	20%

Operating expenses increased by 2% and 20%, respectively, for the three and nine month periods ended September 30, 2014 compared to the same periods of 2013, which generally followed the increases in revenues for the same periods. Increases in general expenses (102% and 65%, respectively) for the three and nine months ended September 30, 2014, were offset by substantial decreases in professional fees (73% and 48%) over the same periods in 2013.

Our direct costs, which decreased by 9% for the three months ended September 30, 2014 and increased by 15% for the first three quarters of 2014, have a direct relationship to our increases in revenue and will fluctuate quarterly with changes in revenue.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2014 we had available cash of $1,256,199. We believe these funds will help support existing operational costs and along with revenues from operations will be sufficient to satisfy our working capital requirements through fiscal 2014 and into fiscal 2015. However, if we experience other than ordinary expenses or extraordinary events, we may need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing. During the first three quarters of 2014, we completed a private placement, raising a total of $1,080,000.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2014 compared to December 31, 2013.

	September 30,	December 31,	Increase / (Decrease)
	2014	2013	$	%
Current Assets	$2,890,581	$2,306,536	$584,045	25%
Current Liabilities	2,720,202	2,471,151	249,051	10%
Working Capital	$170,379	$(164,615)	$334,994	204%

As we expand our activities, we may continue to experience net negative cash flows and losses from operations, pending receipt of additional revenues.

We believe the $1,256,199 in un-restricted cash on hand at September 30, 2014 will be sufficient to sustain operations for a minimum of the next twelve months.  However, as we expand operations or experience unforeseen expenditures or other demands on cash, we may need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $199,000 and $160,000 as of December 31, 2013 and September 30, 2014, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2013 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In May of 2014, we reached an agreement with Kathleen McPherson, then a director, to buyback 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 is payable on or before March 31, 2015.  Concurrent with the agreement McPherson resigned as a director of the Company.  These shares were cancelled during the quarter ended September 30, 2014.

In May of 2014, we received 200,000 shares of common stock for cancellation pursuant to the terms of a confidential settlement agreement with a former board member of NCS.  These shares were cancelled during the quarter ended September 30, 2014.

In August of 2014, 37,500 shares of our outstanding shares of Series A Preferred Stock was converted into 750,000 shares of common stock.

In November of 2014, 25,000 shares of our outstanding shares of Series A Preferred Stock was converted into 500,000 shares of common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2014.

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

Date: November 14, 2014

By:  /s/ Richard Onesto
Richard Onesto, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: November 14, 2014