Form 10-K
period 2014-12-31
RUBICON FINANCIAL INC
filed 2015-06-05
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒     No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,855,226 based on a share value of $0.35.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 25,045,527 shares of common stock, $0.001 par value, outstanding on May 31, 2015, which does not include 250,000 shares authorized but unissued.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	deterioration in general or regional (especially Southern California) economic, market and political conditions;
·	adverse actions by regulatory agencies, including the SEC or FINRA;
·	adverse outcome of current FINRA enforcement actions;
·	adverse outcomes of current or future arbitrations and litigation;
·	our ability to repay our substantial debt obligations;
·	our ability to successfully compete in the financial services industry;
·	actions and initiatives taken by both current and potential competitors;
·	inability to raise additional financing for working capital;
·	inability to locate potential mergers and acquisitions within the financial services industry and integrate acquired companies into our organization;
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

In this form 10-K references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to Rubicon Financial Incorporated and its wholly owned operating subsidiary, U.S. Financial Services, Inc. (doing business as Newport Coast Securities, Inc.)

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

PART I

Item 1. Business.

Rubicon Financial Incorporated is a financial services holding company. Our goal is to become a “Single Source Provider” (SSP) of distinct and diverse financial services, bundled together for client convenience.  We believe that the economy of efficiencies that is anticipated to exist between the companies now combined in our wholly-owned subsidiary U.S. Financial Services, Inc. (doing business as Newport Coast Securities, Inc.) will increase our bottom line by lowering our costs.  We are based in Orange County, California and operate primarily through Newport Coast Securities, Inc., a fully-disclosed broker-dealer, headquartered in Manhattan, New York, which also does business as Newport Coast Asset Management as a registered investment advisor and dual registrant with the Securities and Exchange Commission.

Our executive office is located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our telephone number is (888) 668-9567 and our website address is www.rubiconfinancial.com. The information on our website is for information purposes only and is not incorporated by reference into this report.

OUR BUSINESS

Overview

All of our revenue generating operations are currently conducted through U.S. Financial Services, Inc. (doing business as Newport Coast Securities, Inc.), a FINRA/SEC registered broker dealer and Investment Advisor (“NCS” or “Newport”). The types of financial services we offer through NCS are as follows: investment banking services for small to mid-sized companies; investment management and financial planning; and retail and institutional brokerage services.

NCS has been registered as a securities broker-dealer with the SEC for over a quarter of a century and has been located in the Orange County, California area since 1985. In March of 2013, NCS relocated its corporate headquarters to New York City.

Since mid-2008, we have expended tremendous time and resources into transforming NCS into a full service broker-dealer that provides retail and institutional securities services as well as investment banking, trading, brokerage, investment advisory and financial planning, and insurance services.  NCS is a $100,000 broker/dealer with approximately 120 registered representatives in 30 branch offices producing approximately $22 million in revenues for the year ended December 31, 2014.

Operating as a securities broker-dealer and investment banking firm for almost thirty years, NCS has dual clearing agreements and is a correspondent firm with COR Clearing and Wedbush Morgan Securities.

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

Products and Services

NCS offers both its institutional and retail clients access to an extensive list of investment products and services designed to meet their own unique needs. These investments are selected to help clients grow their asset base, protect their assets, maximize their tax efficiencies and provide clients with wealth distribution strategies for their heirs and beneficiaries. These products and services include, but are not limited to:

•                        Equities
•                        Fixed Income
•                        Options
•                        Mutual Funds
•                        Closed End Funds
•                        Exchange Traded Funds (ETFs)
•                        Unit Investment Trust
•                        Certificates of Deposit
•                        Fee Based Accounts
•                        Financial Planning
•                        Life Insurance
•                        Fixed Annuities
•                        Variable Annuities
•                        Long-Term Care Insurance
•                        Disability Insurance

•                        Estate Planning
•                        Retirement Plans
•                        401k Plans
•                        403b Plans
•                        Single K Plans
•                        Defined Benefit Plans
•                        Retirement Plan Advisory Services
•                        College Savings Plans
•                        529 Plans
•                        Alternative Investments
•                        REITs
•                        Specialized Debt Offerings
•                        Non-Traded REITs
•                        Energy Programs
•                        Managed Futures

 Investment Banking

NCS focuses on Small and Micro Cap companies.  The preferred relationship with corporate clients of the firm is to provide complete investment banking services, including advisory services, corporate finance for public and private enterprises, securities transactions, trading, syndication, mergers and acquisitions, reorganizations, reverse mergers, PIPE’s, and merchant banking.  The firm also has experience in private equity placement, for both public and private companies. Clients can contract for comprehensive service or select any combination of investment banking services to meet their needs and the growth stage of their enterprise. NCS generated over $9 million in investment banking revenue for the year ended December 31, 2014.

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

Investment Advisory

NCS is a state Registered Investment Advisor. NCS currently offers investment advisor services providing fee-based account management services to clients.  In addition to customized fee-based account management, NCS offers a broad professional investment advisory platform allowing account executives and their clients to select from a premier group of professional money managers to manage client assets.  Financial Planning services and products are provided to support the needs of NCS’s high net worth/income clients, including their need for insurance, annuity, tax planning, and estate planning.  Full service financial planning and investment advisory services are offered to serve the growing needs of corporate executives introduced to the firm through its investment banking activity.

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

At December 31, 2014, NCS had net capital of $337,695 which was $214,084 in excess of its required net capital of $123,611.

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

It is likely that 2015 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

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

Risks Relating To Our Business and Marketplace

Substantial doubt exists about our ability to continue our business as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern.  We had insufficient working capital as of December 31, 2014.  As a result of our losses and ongoing need for financing, the report from our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contained a paragraph indicating substantial doubt about our ability to continue as a going concern.  If we do not raise sufficient debt or equity capital, we may be forced to curtail our operations and may be unable to respond to competitive pressures and/or perceived opportunities.  These conditions create uncertainty as to our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred, and may continue to incur, significant operating losses.

We incurred significant losses from operations for the years ended December 31, 2014 and 2013. We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. In addition, we do not have adequate cash to fund our current level of operating activities through fiscal 2015, which will require us to continue to finance our working capital needs through additional equity or debt financings. If we are unable to operate profitably, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

We need additional capital to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. We believe that current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations in the ordinary course of business through fiscal 2015. We will need to raise additional funds to continue our operations. Furthermore, additional funds will be needed to pursue our intentions of acquiring private companies in the financial services industry.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2014, we had significant current debt repayment obligations. We are prohibited under the terms of our senior debt from incurring additional debt without the consent of the debt holder. Our indebtedness could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the availability of our cash flow for other purposes;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and

•
having a material adverse effect on our business if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default that, if not cured or waived, could result in all or a substantial amount of our indebtedness becoming immediately due and payable.

Our ability to repay our significant indebtedness will depend on our ability to generate cash, whether through cash from operations or cash raised through the issuance of additional equity based securities. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future equity financings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, cease operations or seek additional equity.

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

Access to funds is essential to our business. In the future we may need to incur debt or issue equity in order to fund our working capital requirements, as well as to make acquisitions and other investments. Our access to funding sources could be hindered by many factors. Those factors that are specific to our anticipated line of business include the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects if we incur large trading losses or legal liabilities or if the level of our business activity decreases due to a market downturn. Similarly, our access may be impaired if regulatory authorities take significant action against us, or if our employees engage in material unauthorized or illegal activity.

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

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as investigations or proceedings brought by regulatory agencies, arising in connection with our activities as a financial services company, most recently the two Wells notices from FINRA. Certain of the actual or threatened legal or regulatory actions include claims for substantial compensatory and/or punitive damages, claims for indeterminate amounts of damages, or may result in penalties, fines, or other results adverse to us. In some cases, the issuers or brokers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress or no longer registered with us. Like any corporation, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.

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

Our common stock is quoted on the OTC Pink market. Traditionally, the trading volume of the common stock has been limited. For example, for the 30 trading days ending on December 31, 2014, the average daily trading volume was estimated to be approximately 4,550 shares per day and on a majority of days there was no trading activity. During such 30-day period the closing price of the common stock ranged from a high of $0.35 to a low of $0.18. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

During fiscal 2014 we were authorized to issue a total of 9,000,000 shares of “blank check” preferred stock, up to 1,000,000 shares of Series A Convertible Preferred Stock, and up to 1,000,000 shares of Series B Convertible Preferred Stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 18872 MacArthur Blvd., First Floor, Irvine, California  92612.  Our wholly owned subsidiary, NCS, leases approximately 11,000 sq. ft. of general office space, which we occupy, with monthly rent of approximately $17,650. The lease expires on June 30, 2015. In addition, in April of 2014, NCS subleased office space in New York, New York for $35,343 per month, which expires in November of 2017. Further, NCS has entered into a long-term lease agreement for office space in Chicago, Illinois which ends on November 30, 2018 for $5,176 per month. Additionally, in June of 2014, NCS entered into a long-term lease agreement for office space in Memphis, Tennessee commencing on June 1, 2014 and ending on May 31, 2019 for $6,934 per month. In November 2014, NCS entered into a long term lease agreement in Boston, Massachusetts commencing on October 1, 2014 and ending September 30, 2016 for $9,234 per month.

We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space. Further, NCS continues to evaluate additional locations throughout the United States for opening offices.

The annual lease payments due pursuant to current lease agreements are as follows:

Year Ending
December 31,	Amount
2015	$809,999
2016	688,455
2017	576,861
2018	153,260
2019	37,535
Total	$2,266,110

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

In February of 2015 we settled the case with the Bettingens whereby we agreed to pay the Bettingens $200,000 on or before April 27, 2015, another $300,000 for the purchase of 1.2 million shares of our common stock owned by the Bettingens on or before June 15, 2015 and make monthly payments of $7,020 to the Bettingens for the period from March 1, 2015 through March 1, 2019. We also agreed to pay for or provide two offices to each of the Bettingen’s and grant the Bettingens a five year warrant to purchase 1 million shares of our common stock at $0.25 per share.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $195,000 and $199,000 as of December 31, 2014 and December 31, 2013, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock trades sporadically on the OTC Pink market (OTC Pink®) under the symbol RBCF. Our common stock has traded infrequently on the OTC Pink, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low closing prices for the fiscal years 2014 and 2013.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2014		2013
	High	Low	High	Low
1st Quarter	$0.30	$0.17	$0.30	$0.12
2nd Quarter	$0.40	$0.25	$0.36	$0.25
3rd Quarter	$0.39	$0.20	$0.38	$0.20
4th Quarter	$0.35	$0.18	$0.23	$0.18

(b) Holders of Common Stock

As of March 31, 2015, there were approximately 471 holders of record of our Common Stock and 25,045,527 shares outstanding.  As of March 31, 2015, the closing price of our shares of common stock on the OTC Pink was $0.22 per share.

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

As of December 31, 2014, we did not have any options outstanding under this plan.

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

As of December 31, 2014, we issued 1,868,750 shares of restricted stock under the 2007 stock acquisition plan.

Recent Sales of Unregistered Securities

On December 30, 2014, we conducted the first closing under a private placement offering selling 271,167 units for $162,700 to three accredited investors. Each unit consists of two shares of common stock (total of 542,334 shares) and one five year warrant to purchase one share of common stock for $0.50 per share (total of 271,167 warrants).

Subsequent Issues after Year End

On January 15, 2015, we issued 1,000,000 shares of Amended and Restated Series B Convertible Preferred Stock to our CEO/President and sole director, Joseph Mangiapane, Jr., for $200,000 in accrued salary owed to Mr. Mangiapane.

On January 15, 2015, we issued 500,000 shares of Amended and Restated Series B Convertible Preferred Stock to our securities counsel, DeMint Law, PLLC, for $100,000 in accrued legal fees owed to DeMint Law, PLLC.

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

Issuer Purchases of Equity Securities

In May of 2014, we reached an agreement with Kathleen McPherson, a former director, to purchase 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 was payable on or before March 31, 2015. We believe Ms. McPherson breached the terms of the settlement agreement and as a result did not make the second payment.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a financial service holding company operating primarily through our wholly-owned subsidiary, U.S. Financial Services, Inc. (doing business as Newport Coast Securities, Inc.) (“NCS”), a private brokerage firm registered with the Financial Industry Regulatory Authority (“FINRA”) providing retail brokerage services and investment banking.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the years ended December 31, 2014 and 2013.

Revenue:

	Years Ended
	December 31,		Increase/(Decrease)
	2014	2013	$	%
Consolidated
Revenue	$21,986,575	$18,059,664	$3,926,911	22%
Operating expenses	23,226,232	18,398,429	4,827,803	26%
Net operating income (loss)	$(1,239,657)	$(338,765)	$900,892	266%

Our revenues increased 22% during fiscal 2014. The revenue increase for the year over year periods is the result of increases in revenues generated by NCS, primarily due to the substantial increase in investment banking fees and managed fee (riskless principle) accounts.

During the year ended December 31, 2014, our operating expenses increased by 26% primarily as a result of increased rent expenses associated with opening branch offices.

Sources of Revenues:

	Years Ended
	December 31,		Increase/(Decrease)
	2014	2013	$	%
Commissions	$7,312,603	$6,443,937	$868,666	13%
Investment Banking Fees	9,109,963	5,950,634	3,159,329	53%
Selling Concessions:
Insurance	992,941	1,746,161	(753,220)	(43%)
Mutual Funds	1,015,094	665,170	349,924	53%
Managed fee accounts	1,475,463	1,799,226	(323,763)	(18%)
Riskless principle inventory trades	1,089,511	679,739	409,772	60%
Other income	$991,000	$774,797	$216,203	28%

As can be seen from the table above, during fiscal 2014 we transitioned a large portion of our business from insurance and managed fee accounts into increased investment banking and riskless principle trades. We anticipate this trend to continue through fiscal 2015.

Selling and Administrative Expenses:

	Years Ended
	December 31,		Increase/(Decrease)
	2014	2013	$	%

Commissions and other direct costs	$16,631,116	$14,039,229	$2,591,887	18%
Professional fees	1,012,676	1,035,145	(22,469)	(2%)
General and administrative expenses	5,556,784	3,105,342	2,451,442	79%
Depreciation and amortization	25,656	218,713	(193,057)	(88%)
Operating expenses	$23,226,232	$18,398,429	$4,827,803	26%

Operating expenses increased by 26% in 2014 over the previous year ended December 31, 2013. This increase was anticipated as our general and administrative expenses increased (79%), primarily as a result of increased staffing and overhead relating to NCS opening additional branch offices, travel and entertainment expenses and increased operations.

Our direct costs are comprised of commissions paid to registered representatives and miscellaneous fees related directly to the generation of revenue. These costs have a direct relationship to our revenue and will generally increase or decrease with changes in revenue.

Other income and (expense)

	Years Ended
	December 31,		Increase/(Decrease)
	2014	2013	$	%
Consolidated
Interest (expense)	$(88,647)	$(113,759)	$(25,112)	(22%)
Interest income	200	341	(141)	(41%)
Legal settlement income (expense)	-	260,500	-	-

Other income and expense consists of interest earned and expenses, rental income from sub-lease of facilities and our minority interest investments. We experienced a 41% decrease in interest income as a direct result of lower cash balances held in interest bearing accounts. The 22% decrease in interest expense primarily relates to interest incurred under our line of credit and a private party loan.

During 2013, we settled ongoing litigation for $7,500, thereby reducing the legal settlement income for 2013 to $260,500.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2014, we had available cash of $1,688,535. We believe these funds will help support existing operational costs and along with revenues from operations will not be sufficient to satisfy our working capital requirements through fiscal 2015. We will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

We have experienced significant changes in our staffing and executive management team as a result of our business acquisitions. Historically we have relied on outside consultants to fulfill the needs of the Company while also relying heavily on our CEO, Joseph Mangiapane, Jr. whom with we have a full time employment agreement, and Richard Onesto, our CFO. As we have achieved milestones in our growth projections, it has become financially prudent to increase our internal staff to satisfy the operational needs of our business. Likewise, as we have been impacted by the overall economic recession we have also reduced staffing as appropriate.

In NCS we have increased our number of employees to a level which satisfies not only our current requirements in an economically sensible manner but allows for growth over the next year. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. As of December 31, 2014, we employed three executives and twenty-one administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2014 compared to December 31, 2013.

			Increase / (Decrease)
	December 31, 2014	December 31, 2013	$	%
Current Assets	$3,377,204	$2,306,536	$1,070,668	46%
Current Liabilities	4,175,809	2,471,151	1,704,658	69%
Working Capital (Deficit)	$(798,605)	$(164,615)	$633,990	-

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $1,688,535 in un-restricted cash on hand at December 31, 2014 will not be sufficient to sustain operations through fiscal 2015.  We will need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

In November of 2012, we borrowed $726,500 pursuant to a secured promissory note, which is secured by all of our assets, including the stock in NCS. This note contains provisions limited our ability to borrow additional funds and has substantive financial covenants. Subsequent to obtaining the note, we have borrowed significant additional funds on an unsecured basis. We did not obtain the secured lender’s consent when we obtained the new loans, which may be considered a technical default on the secured loan. In addition, as of December 31, 2014 we had approximately $690,662 in current debt, which requires us to seek additional equity or debt financing to repay our debt obligations.

We anticipate continuing to generate operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the financial services industry.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2014 and 2013, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Impairment of long-lived assets: We review our long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. We recognized no impairment losses during the years ended December 31, 2014 and 2013.

Credit Risks: Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2014, we had approximately $1,027,695 in excess of FDIC insured limits.

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

To the Board of Directors
Rubicon Financial Incorporated and Subsidiaries
Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Rubicon Financial Incorporated’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Financial Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Samyn & Martin, LLC
Samyn & Martin, LLC
Kansas City, Missouri
June 5, 2015

Rubicon Financial Incorporated
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash	$1,688,535	$846,461
Cash – restricted	204,011	204,011
Marketable securities	80,878	201,921
Accounts receivable	1,302,255	826,246
Prepaid expenses	6,289	46,828
Notes receivable	-	43,569
Contracts advances, current portion	95,236	137,500
Total current assets	3,377,204	2,306,536

Fixed assets, net of accumulated depreciation of $312,410 and $286,753, respectively	118,539	63,890

Other assets:
Contract advances	81,500	96,402
Capitalized financing costs, net of accumulated amortization	-	16,917
Deposits	108,917	55,438
Total other assets	190,417	168,757
Total assets	$3,686,160	$2,539,183

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$636,210	$404,236
Accrued expenses	1,763,937	873,147
Investment obligation	690,000	487,000
Line of credit	200,000	200,000
Note payable – current portion	690,662	307,768
Contingent liabilities	195,000	199,000
Total current liabilities	4,175,809	2,471,151

Long term liabilities
Note payable	20,644	334,386

Redeemable Preferred stock, Series B, $0.001 par value, 1,000,000 shares authorized, 0 and 426,000 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	-	426,000

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 62,500 shares issued and outstanding as of December 31, 2014 and 2013, respectively	-	63
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,503,193 and 16,755,691 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	24,503	16,755
Common stock owed but not issued, 792,334 and 750,000 shares as of December 31, 2014 and December 31, 2013, respectively	792	750
Additional paid in capital	20,292,797	18,781,824
Other comprehensive gain (loss)	(15,672)	(7,137)
Accumulated (deficit)	(20,812,713)	(19,484,609)
Total stockholders’ equity	(510,293)	(692,354)
Total liabilities and stockholders’ equity	$3,686,160	$2,539,183

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Revenue:
Commissions	$7,312,603	$6,443,937
Investment banking fees	9,109,963	5,950,634
Selling concessions:
Insurance	992,941	1,746,161
Mutual funds	1,015,094	665,170
Managed fee accounts	1,475,463	1,799,226
Riskless Principle Inventory Trades	1,089,511	679,739
Other income	991,000	774,797
Total revenue	21,986,575	18,059,664

Expenses:
Commissions and other direct costs	16,631,116	14,039,229
Professional fees	1,012,676	1,035,145
General and administrative expenses	5,556,784	3,105,342
Depreciation and amortization	25,656	218,713
Total expenses	23,226,232	18,398,429

Net operating income (loss)	(1,239,657)	(338,765)

Other income (expense):
Interest expense	(88,647)	(113,759)
Interest income	200	341
Legal settlement income (expense)	-	260,500
Total other income (expense)	(88,447)	147,082

Net income (loss) from continued operations	$(1,328,104)	$(191,683)

Provision for state income tax	-	30,000

Net income (loss)	$(1,328,104)	$(221,683)

Other comprehensive income (loss):
Unrealized gains (losses) realized	96,300	(11,684)
Unrealized gains (losses) on securities	(104,835)	(25,052)
Total other comprehensive income (loss)	(8,535)	(36,736)

Net comprehensive loss	$(1,336,639)	$(258,419)

Weighted average number of common shares outstanding – basic	21,918,756	16,205,280
– diluted	N/A	N/A

Net income (loss) per share – basic	$(0.06)	$(0.01)
– diluted	N/A	N/A

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Common Stock owed but not issued		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Equity
Balance, December 31, 2012	62,500	$63	15,089,023	$15,089	250,000	$250	$18,433,990	$29,599	$(19,262,926)	$(783,935)

Common stock sold for cash	-	-	1,666,668	1,666	500,000	500	347,834	-	-	350,000

Other comprehensive income (loss)	-	-	-	-	-	-	-	(36,736)	-	(36,736)

Net (loss) for the year ended December 31, 2013	-	-	-	-	-	-	-	-	(221,683)	(221,683)

Balance, December 31, 2013	62,500	$63	16,755,691	$16,755	750,000	$750	$18,781,824	$(7,137)	$(19,484,609)	$(692,354)

Common stock sold for cash	-	-	7,200,002	7,201	542,334	542	1,234,957	-	-	1,242,700

Shares issued that were owed	-	-	500,000	500	(500,000)	(500)	-	-	-	-

Shares returned	-	-	(1,202,500)	(1,203)	-	-	277,203	-	-	276,000

Preferred stock converted	(62,500)	(63)	1,250,000	1,250	-	-	(1,187)	-	-	-

Other comprehensive income (loss)	-	-	-	-	-	-	-	(8,535)	-	(8,535)

Net (loss) for the year ended December 31, 2014	-	-	-	-	-	-	-	-	(1,328,104)	(1,328,104)

Balance, December 31, 2014	-	$-	24,503,193	$24,503	792,334	$792	$20,292,797	$(15,672)	$(20,812,713)	$(510,293)

The accompanying notes are an integral part of the consolidated financial statements.

Rubicon Financial Incorporated
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(1,328,104)	$(221,683)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	25,655	18,406
Amortization of contract advances	219,666	198,821
Amortization of notes receivable	43,334	21,667
Amortization of capitalized financing costs	16,917	4,083
Amortization of intangible asset	-	200,307
Reversal of AMIN lawsuit accrual	-	(268,000)
Changes in operating assets and liabilities:
Accounts receivable	(476,498)	(423,537)
Contract advances	(162,500)	(215,000)
Prepaid expenses	40,539	(18,124)
Deposits and other assets	(53,479)	(43,522)
Accounts payable and accrued liabilities	1,321,764	(571,449)
Net cash (used) by operating activities	(352,706)	(1,318,031)

Cash flows from investing activities
Payments received on notes receivable, net	725	1,000
Purchase of fixed assets	(80,305)	(56,278)
Proceeds from (purchase of) investments	112,508	(178,166)
Net cash (used) by investing activities	32,928	(233,444)

Cash flows from financing activities
Proceeds from sale of preferred stock, net of expenses	-	426,000
Proceeds from sale of common stock, net of expenses	1,242,700	350,000
Proceeds from notes payable	300,000	168,000
Payments on notes payable	(380,848)	(289,591)
Net cash provided by financing activities	1,161,852	654,409

Net (decrease) increase in cash	842,074	(897,066)
Cash – beginning	1,050,472	1,947,538
Cash – ending	$1,892,546	$1,050,472

Supplemental disclosures:
Interest paid	$88,647	$113,759
Income taxes paid	$6,469	$1,600

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

Principles of Consolidation
The financial statements as of December 31, 2014 and 2013 and for the years then ended include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary is collectively referred to herein as the “Company”.

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

Equipment                                                                5 years
Furniture                                                                7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2014 or 2013.  Depreciation expense for the year ended December 31, 2014 and 2013 was $25,655 and $18,406, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2014 and 2013.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of December 31, 2014 and 2013, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Advertising Costs
The Company expenses all costs of advertising as incurred. There was $17,002 and $8,587 of advertising costs included in general and administrative expenses for the years ended December 31, 2014 and 2013, respectively.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2014 and 2013 due to their short-term nature.  See Note 17 for further details.

Income (loss) per Common Share
Net income (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average common shares outstanding.  Diluted EPS is computed by adding to the weighted average common shares the dilutive effect of possible preferred stock conversions and in-the-money stock options and warrants. For the years ended December 31, 2013, the denominator in the diluted EPS computation is 3,380,000 shares higher than the denominator for basic EPS due of possible conversions of preferred stock.  There were no in-the-money options or warrants as of December 31, 2013.  For the years ended December 31, 2014, the denominator in the diluted EPS computation is the same as the denominator for basic EPS.  There were no in-the-money options or warrants as of December 31, 2014.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2014, the Company had approximately $1,027,695 in excess of FDIC insured limits.  At December 31, 2013, the Company had approximately $162,000 in excess of FDIC insured limits.

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

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $20,812,713 since inception and incurred net losses of $1,328,104 and $221,683 for the years ended December 31, 2014 and 2013.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“APEX”), Wedbush, Morgan Securities, Inc. (“Wedbush”), and COR Clearing, LLC (COR).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31, 2014, the Company maintained deposits with APEX, Wedbush, and COR of $92,599, $61,412, and $50,000, respectively, for total restricted cash of $204,011.  As of December 31, 2013, the Company maintained deposits with APEX, Wedbush and COR of $92,599, $61,412 and $50,000, respectively, for total restricted cash of $204,011.

NOTE 4 – Intangible Assets – Customer Lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets relating to customer lists/relationships of $2,403,671.  This asset was amortized over its five year estimated useful life.  As of December 31, 2013, the balance of the asset, net of accumulated depreciation of $2,403,671, was $0.  As of December 31, 2014, the balance of the asset, net of accumulated amortization of $2,403,671, was $0.  Amortization expense was $0 and $200,307 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 - Marketable securities

The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2014 and 2013, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

As of December 31, 2014:
The Company held six investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $80,878.  The Company’s total cost in these investments was $96,550 resulting in an accumulated unrealized loss of $15,672.  This is shown as accumulated other comprehensive loss in the equity section of the balance sheet on these financial statements.  Of the investments, three was in a loss position as of December 31, 2014, for a total aggregate unrealized loss of $23,820.  During the year ended December 31, 2014, $96,300 of losses were moved from the unrealized to realized as they were deemed to have become other-than-temporary.

As of December 31, 2013:
The Company held five investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $201,921.  The accumulated unrealized loss on these securities is $7,137 and is shown as accumulated other comprehensive gain on these financial statements.  Of the investments, one was in a loss position for a total aggregate unrealized loss of $31,500.

NOTE 6 – Notes receivable

During the year ended December 31, 2012, the Company issued a total of three notes in the total amount of $67,485.  The notes do not bear interest.  The balance due was $43,569 as of December 31, 2013 relating to these notes.  The balance due was $0 as of December 31, 2014 relating to these notes.

NOTE 7 – Accounts Receivable

Amounts receivable from clearing organizations and others at December 31, 2014 consisted of the following:

COR Clearing, LLC	$420,277
Others	759,859
Wedbush Morgan Securities	122,119
$1,302,255

NOTE 8 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of December 31, 2014 and 2013, the Company owed accrued payroll to one of its officers/directors in the amount of $212,100 and $97,150, respectively.

In February of 2013, the Company sold 426,000 shares of series B preferred stock to an officer/director for $426,000.

In May of 2014, the Company reached an agreement with an officer/director to buyback 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 is payable on or before March 31, 2015. The Company believes the officer/director breached the terms of the settlement agreement and as a result did not make the second payment. Concurrent with the agreement the officer/director resigned as an officer and director of the Company.

NOTE 9 – Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2014	2013
Furniture	$114,628	$73,077
Equipment	249,295	235,336
Software	67,026	42,230
	430,949	350,643
Accumulated depreciation	(312,410)	(286,753)
	$118,539	$63,890

During the years ended December 31, 2014 and 2013, depreciation expense was $25,655 and $18,406, respectively.

NOTE 10 – Notes payable and Line of Credit

Notes payable consist of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013

Promissory note to Spagus Capital for $300,000, unsecured. Bears interest at 6.00% as of December 31, 2014, and matures in December of 2015.	300,000	$-

Promissory note to a bank for $100,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2014, and matured in March of 2014.	-	8,695

Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2014, and matures in April of 2016	77,938	132,032

Promissory Note to former Officer/Director (See Note 8)	75,000	-

Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest of 14%, and matures in December of 2015.	258,368	501,427
	$711,306	$642,154

As of December 31, 2013, $307,768 of the notes payable is short-term and $334,386 is long-term.  As of December 31, 2014, $690,662 of the notes payable is short-term and $20,644 is long-term.

During the year ended December 31, 2011, Rubicon obtained a line of credit in the amount of $200,000.  The line is collateralized by Rubicon’s deposits at the bank.  The line bears interest at the rate Rubicon’s money market account earns at the bank plus 2%, which was 2.45% as of December 31, 2014.  The line matures on March of 2015.  As of December 31, 2014 and 2013, Rubicon had borrowed $200,000 on the line. This line of credit has been paid off in 2015 and has been closed.

As part of the notes payable the company signed in December 2012, the company paid $21,000 in financing related costs. These costs have been capitalized as of December 31, 2012 and will be amortized into interest expense using the interest method over the life of the note. The Company amortized $4,083 and $16,917 into interest expense for the year ended December 31, 2013 and 2014, respectively.

As part of the note payable the Company signed in December of 2012, the Company agreed to certain covenants.  The covenants include, but are not limited to, the Company continuing in good standing and in compliance with all statutes, laws, ordinances and government rules and regulations; the Company delivering financial statements to the lender within specified time periods; the Company providing the lender access to the records of the Company upon request; and the Company paying its taxes on a timely basis.  As of December 31, 2013 and 2014, the Company believes it is in compliance with all the debt covenants; however, subsequent to obtaining the note, the Company borrowed significant additional funds on an unsecured basis and did not obtain the secured lender’s consent when it obtained the new loans, which may be considered a technical default on the secured loan.

Interest expense for the year ended December 31, 2014 and 2013 was $88,647 and $113,759 respectively.

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

The Company’s effective federal income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the Company has net operating loss carry-forwards which may or may not be used to reduce future federal income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.   The provision for federal income taxes consists of the following:

	As of December 31,
	2014	2013
Benefits of deferred tax assets	$370,568	$435,373
Change in valuation allowance	(370,568)	(435,373)
Provision for federal income tax	$-	$-

Below is a summary of deferred tax asset calculations as of December 31, 2014 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34%
Net operating loss and other unrealized	$16,710,064	$5,681,422
Valuation allowance		(5,681,422)
Deferred tax asset		$-

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

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2014.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2014. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of federal income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2014	2013
Federal and state statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)
	-	-

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

In 2014, 62,500 shares of Series A preferred stock was converted into 1,250,000 shares of common stock.

In December of 2014, the Company conducted a private placement offering of up to $1,575,000 of units of securities at $0.60 per unit.  Each unit consists of two shares of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.50 per share.  271,167 units were sold for $162,700.   As of December 31, 2014, the 542,334 shares were not issued and were shown as owed but not issued in these financial statements. In 2015, the shares were issued.

As of December 31, 2014, there were no series A preferred shares issued and outstanding, no series B preferred shares issued and outstanding, 24,503,193 common shares issued and outstanding, and 792,334 common shares owed but not issued.

NOTE 13 – Warrants and options

Warrants
As of December 31, 2012, there are no outstanding warrants.

During the year ended December 31, 2013, the Company issued three-year warrants in private placement offerings as described in Note 12 above.  All have an exercise price of $0.50 and expire in the year ended December 31, 2016.

During the year ended December 31, 2014, the Company issued five-year warrants in private placement offerings as described in Note 12 above.  All have an exercise price of $0.25 and $0.50 and expire in the year ended December 31, 2019.

Options
On June 2, 2008, Rubicon granted Mr. Grant Bettingen an option to purchase 500,000 shares of its common stock with an exercise price of $1.00 pursuant to his employment agreement with NCS.  These options expired on June 2, 2013.

A summary of stock options and warrants as of December 31, 2014 and 2013 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/31/13:	500,000	$1.00	-	$-
Granted	-	-	2,166,667	0.50
Cancelled	-	-	-	-
Expired	(500,000)	1.00	-	-
Outstanding as of 12/31/13:	-	$-	2,166,667	$0.50
Granted	-	-	7,471,169	0.26
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 12/31/14:	-	$-	9,637,836	$0.31
Vested as of 12/31/14:	-	$-	9,637,836	$0.31

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

	The Years Ended
	December 31,
	2014	2013
Revenue
Brokerage services	$21,986,575	$18,059,664
	21,986,575	18,059,664
Expenses
Brokerage services	22,222,632	17,556,716
Corporate	1,092,047	724,631
	23,314,679	18,281,347

Net income (loss)	$(1,328,104)	$(221,683)

NOTE 15 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $690,000 and $487,000 as of December 31, 2014 and 2013 for this matter, which is included in accrued investment obligation on its Consolidated Balance Sheet.

Wells notice:

During the year December 31, 2014, the Company received a Wells notice from the Financial Industry Regulatory Authority, Inc. (FINRA) regarding a preliminary determination to recommend disciplinary action against the Company for possible FINRA rules violations from prior years.  A Wells notice is neither a formal allegation nor a finding of wrongdoing.  The Company is unable to estimate how long the FINRA process will last or its ultimate outcome.  As of December 31, 2013 and 2014, management believes that no accrual for penalties or potential settlements is justified. As of the date of this filing, Management is unable to calculate a reasonable estimate of how this will effect the financials statements.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $195,000 and $199,000 as of December 31, 2014 and 2013, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Office lease agreements
In October of 2009, the Company entered into a long-term lease agreement for office space in Irvine, California commencing January 1, 2010 and ending on June 30, 2015.  In December of 2012, the Company entered into a long-term lease agreement for office space in New York, New York commencing January 1, 2013 and ending on December 31, 2014.  In May of 2013, the company entered into a long-term lease agreement for office space in Chicago, Illinois commencing on June 1, 2013 and ending on November 30, 2018.  In April of 2014, the company entered into a long-term lease agreement for office space in New York, New York commencing April 15, 2014 and ending November 30, 2017.  In June of 2014, the Company entered into a long-term lease agreement for office space in Memphis, Tennessee commencing on June 1, 2014 and ending on May 31, 2019. In November 2014, the company entered into a long term lease agreement in Boston, Massachusetts commencing on October 1, 2014 and ending September 30, 2016. The annual lease payments due pursuant to these agreements are as follows:

Year Ending
December 31,	Amount
2015	$809,999
2016	688,455
2017	576,861
2018	153,260
2019	37,535
Total	$2,266,110

Rent expense is included in general and administrative expense and totaled $829,358 and $358,800 for the years ended December 31, 2014 and 2013 respectively.

NOTE 16 – Net capital requirement

The Company’s wholly owned subsidiary, NCS, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital equal to the greater of $100,000 or 6 2/3% of aggregate debt balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2014, NCS had net capital of $337,695 and was $214,084 in excess of its required net capital of $123,611.  At December 31, 2013, NCS had net capital of $277,468 and was $177,468 in excess of its required net capital of $100,000.

NOTE 17 – Fair Value Measurements

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,892,546	$-	-	$1,892,546
Accounts receivable	-	1,302,255	-	1,302,255
Marketable securities	80,878	-	-	80,878
Accounts payable	-	636,210	-	636,210
Accrued expenses	-	1,763,937	-	1,763,937
Notes payable	-	711,306	-	711,306

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,050,472	$-	-	$1,050,472
Accounts receivable	-	826,246	-	826,246
Marketable securities	201,921	-	-	201,921
Notes and interest receivable	-	43,569	-	43,569
Accounts payable	-	404,236	-	404,236
Accrued expenses	-	873,147	-	873,147
Notes payable	-	642,154	-	642,154

NOTE 18 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

Subsequent to year end, the Company issued 542,334 shares of common stock previously authorized but unissued.

On January 15, 2015, the Company amended and restated its Series B Convertible Preferred Stock and issued 1,000,000 shares to its CEO for accrued salary and 500,000 shares for accrued legal fees.

In February of 2015, the Company settled current litigation with the Bettingens whereby it agreed to pay the Bettingens $200,000 on or before April 27, 2015, another $300,000 for the purchase of 1.2 million shares of its common stock owned by the Bettingens on or before June 15, 2015 and make monthly payments of $7,020 to the Bettingens for the period from March 1, 2015 through March 1, 2019. The Company also agreed to pay for or provide two offices to each of the Bettingen’s and grant the Bettingens a five year warrant to purchase 1 million shares of its common stock at $0.25 per share.

On March 3, 2015, the Company received $25,000 in the form of a convertible promissory note from a current stockholder. The note bears interest at 6% per annum and matures on July 31, 2015.

On April 27, 2015, the Company received $135,000 in the form of a promissory note from a current stockholder. The note bears interest at 6% per annum and matures on June 15, 2015.

On May 18, 2015, the Company received $250,000 in the form of a promissory note from an unaffiliated third party. The note bears interest at 6% per annum and matures upon the earlier of (i) concurrent with the sale of 20% of the Company’s ownership interest in NCS, or (ii) June 30, 2015. In the event of default in repayment of the note, the Company agreed to issue the lender 2,500,000 shares of common stock as liquidated damages.

On May 14th, 2015, NCS received $150,000 from COR Clearing in the form of a promissory note. The note bears interest at 10% per annum and matures on May 13, 2017.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Joseph Mangiapane, Jr. and Richard Onesto, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Mangiapane and Mr. Onesto concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system that is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Item 9B. Other Information.

On March 3, 2015, we received $25,000 in the form of a convertible promissory note from a current stockholder. The note bears interest at 6% per annum and matures on July 31, 2015. A copy of the note is attached hereto as Exhibit 10.8.

On April 27, 2015, we received $135,000 in the form of a promissory note from a current stockholder. The note bears interest at 6% per annum and matures on June 15, 2015. A copy of the note is attached hereto as Exhibit 10.9.

On May 18, 2015, we received $250,000 in the form of a promissory note from an unaffiliated third party. The note bears interest at 6% per annum and matures upon the earlier of (i) concurrent with the sale of 20% of our ownership interest in NCS, or (ii) June 30, 2015. In the event of default in repayment of the note, we agreed to issue the lender 2,500,000 shares of common stock as liquidated damages. A copy of the note is attached hereto as Exhibit 10.10.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of Rubicon’s executive officers and directors.

Name	Age	Title(s)
Joseph Mangiapane, Jr.	49	Chief Executive Officer, President, Secretary and Chairman
Kathleen McPherson(1)	57	Former Director
Donald J. Wojnowski, Jr.(2)	55	Former Chief Executive Officer of NCS
Richard Onesto	46	Chief Financial Officer, and Sole Director, Chief Executive and Chief Financial Officer of NCS

(1)	Ms. McPherson resigned as a director effective May 15, 2014.
(2)	Mr. Wojnowski, Jr. was replaced as CEO of NCS effective January 15, 2015 and Mr. Onesto assumed the CEO position.

Joseph Mangiapane, Jr. is the Chief Executive Officer, President and Principal Financial Officer and has been the Chairman of the Rubicon’s Board of Directors since September 2006. In 2009, Mr. Mangiapane began to operate as a FINRA registered broker/dealer for Newport Coast Securities, Inc., a wholly owned subsidiary of Rubicon. Further, Mr. Mangiapane was a senior registered options principal, compliance registered options principal, and a registered representative with Advantage Investment Strategies, Inc., and a FINRA registered broker/dealer from 2005 to 2007. From 1992 to 2000, Mr. Mangiapane was a stockholder, senior registered options principal, compliance registered options principal, and a registered representative with Tradeway Securities Group in Irvine, California. From 1987 to 1989, Mr. Mangiapane was employed with Paine Webber’s Sexton Group, and from 1986 to 1987 at Drexel Burnham Lambert. Mr. Mangiapane owned and managed a restaurant in Orange County California from 2000 to 2004.  Mr. Mangiapane’s father was a founder of Dial-A-Cup, a wholly owned subsidiary of Rubicon. Mr. Mangiapane holds series 4, 7 and 63 licenses.

Richard Onesto was named the Chief Financial Officer of Newport Coast Securities in March 2013 and chief financial officer of the company in June of 2014 and assumed the role of Chief Executive Officer of NCS in January of 2015. Prior to becoming an executive officer of NCS, Onesto was registered with and the CFO of Meyers & Associates from March of 2012 through January of 2013. Prior to joining Meyers, Onesto was CFO for Far Hills Group from June of 2006 to March of 2012. Mr. Onesto began his securities industry career at S.G. Warburg in 1991 and holds a BBA in Accounting and Taxation from Pace University. He also holds series 7, 24, 27 and 99 licenses.

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

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. We have not held an annual meeting of stockholders since August of 2011. However, we intend to hold an annual meeting some time in 2015, at such time our directors will be elected.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers, other than Mr. Onesto, and directors, other than Ms. McPherson, during fiscal 2014.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2014 and 2013 for our chief executive officer and other executive officers, whom we refer to throughout this report as our named executive officers, whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)			Bonus ($)		Option Awards ($)		Restricted Stock Awards ($)		All Other Compensation ($)			Total ($)

Joseph Mangiapane, Jr.	2014		$271,200	(1)		$--		$--		$--		$71,589	(2)		$342,789
Chief Executive Officer/President	2013		$202,721			$--		$--		$--		$21,038			$223,759
Principal Financial Officer

Kathleen McPherson	2014	$				$--		$--		$--	$			$
Former Chief Executive	2013		$86,250			$--		$--		$--		$68,446			$173,896
Officer of NCS

Donald J. Wojnowski, Jr.	2014		$182,292			$--		$--		$--		$202,006	(3)		$384,298
Chief Executive Officer	2013		$221,736	(4)		$--		$--		$--		$12,000			$233,736
of Newport Coast Securities, Inc.

Richard Onesto	2014		$156,250		$		$		$			$18,168	(5)		$174,418
Chief Financial Officer	2013		$123,479			$--		$--		$--		$12,000			$135,479
of Newport Coast Securities, Inc.

(1)	Represents $150,000 salaries paid and $121,200 deferred compensation.
(2)	Represents $60,000 consulting fees earned and $11,589 in commissions at NCS
(3)	Represents $52,392 in commissions, $137,614 in overrides and $12,000 in insurance benefits at NCS.
(4)	Represents $160,417 in salary, $51,128 in overrides and $10,191 in commissions at NCS.
(5)	Represents $6,168 in commissions and $12,000 in insurance benefits at NCS.

Grants of Plan-Based Awards in Fiscal 2014

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

There were no outstanding equity awards to our named executive officers at December 31, 2014.

Option Exercises for 2014

There were no options exercised by our named executive officers in fiscal 2014.

Executive Employment Agreements

Joseph Mangiapane, Jr.:

On January 1, 2007, Rubicon entered into an employment agreement with Joseph Mangiapane, Jr., its Chief Executive Officer.  The Employment Agreement provided for a term commencing on January 1, 2007 and expiring on December 31, 2010, with an automatic two year renewals unless otherwise terminated as described in the agreement.  The Employment Agreement has been extended through December 31, 2016. Mr. Mangiapane is entitled to the following current compensation pursuant to the Employment Agreement, as extended.

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

Director Compensation

The following table sets forth compensation paid to Rubicon’s board members during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kathleen McPherson (1)	-	-	-	-	-	-

Joseph Mangiapane, Jr. (2)	-	-	-	-	-	-

(1)
Ms. McPherson is the former chief executive officer of Newport Coast Securities, Inc., as such her compensation as an officer is disclosed above under Executive Compensation. Further, Ms. McPherson resigned as a director effective May 1, 2014.

(2)	Mr. Mangiapane is the sole officer of Rubicon Financial Incorporated, as such his compensation as an officer is disclosed above under Executive Compensation.

Directors generally receive equity compensation of 2,500 restricted shares of common stock per year of service; however, directors were not issued any shares for fiscal years 2014, 2013, 2012 and 2011. Further, directors who are not employees receive compensation of $500 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may also receive grants of options to purchase shares of Rubicon common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Rubicon’s knowledge, about the ownership of Rubicon’s common stock on March 31, 2015 relating to those persons known to beneficially own more than 5% of Rubicon’s capital stock and by Rubicon’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 25,045,527 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2015 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Rubicon’s common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
Joseph Mangiapane, Jr., Chief Executive Officer and Chairman(3)	3,292,500	(4)	12.6%
Donald J. Wojnowski, Jr., Former Chief Executive Officer of NCS(3)(5)	333,334	(6)	1.3%
Richard Onesto, Chief Financial Officer(3)	0		-
Directors and Officers as a Group	3,625,834		13.8%

Beneficial Owners:

The Bettingen 1999 Trust U/D/T October 8, 1999(7) 4100 Newport Place, STE# 630 Newport Beach, CA 92660	2,200,000		8.4%

Delaware Charter FBO Rodney D. Baber R/O IRA(8) C/O COR Clearing 1200 Landmark Center Suite 800 Omaha, NE 68102	3,333,334		12.5%

James Robert Jenkins II(9) 7344 Splinter Oak Cove Germantown, TN 38138	2,000,000		7.7%

David Levinson(10) 3000 Park Newport #105 Newport Beach, CA 92660	1,333,334		5.2%

Graham R. Smith(11) 517 East Parkway South Memphis, TN 38104	1,334,334		5.2%

Spagus Capital Partners LLC(12) 85 Toll Gate Road Warwick, RI 02886	6,333,334		22.4%

Todd A. Zuckerbrod TTEE Stuart Edwar Meltzer Trust(13) 40 S.E. 5th Street, Suite 400 Boca Raton, FL 33432	1,333,334		5.2%

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
(4)
Includes 300,000 shares held by Mr. Mangiapane’s spouse and children and 1,000,000 shares of Series B Convertible Preferred Stock held by Mr. Mangiapane that is convertible into 1,000,000 shares of common stock.

(5)	Mr. Wojnowski was replaced as the CEO of NCS on January 15, 2015.
(6)	Represents shares held in Mr. Wojnowski’s 401K and includes 166,667 warrants to purchase shares of our common stock for $0.50 per share through April 23, 2016.
(7)
1,200,000 shares of common stock are subject to repurchase by us on or before June 15, 2015 pursuant to the terms of a settlement agreement. Includes 1,000,000 five year warrants to purchase shares of our common stock at $0.25 per share.

(8)	Includes 1,666,667 warrants to purchase shares of our common stock at $0.25 per share expiring on April 1, 2019.
(9)	Includes 1,000,000 warrants to purchase shares of our common stock at $0.25 per share expiring on April 1, 2019.
(10)	Includes 666,667 warrants to purchase shares of our common stock at $0.25 per share expiring on May 5, 2019.
(11)	Includes 666,667 warrants to purchase shares of our common stock at $0.25 per share expiring on April 1, 2019.
(12)
Includes 500,000 warrants to purchase shares of our common stock at $0.50 per share expiring on September 23, 2016 and 2,666,667 warrants to purchase shares of our common stock at $0.25 per share expiring on March 2, 2019.

(13)	Includes 666,667 warrants to purchase shares of our common stock at $0.50 per share expiring on April 9, 2016.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 regarding outstanding options granted under the plans, warrants issued to consultants and options/shares reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	--	$--	5,631,250

Equity compensation plans not approved by stockholders	--	--	--
Total	--	$--	5,631,250	(1)

(1)	As of December 31, 2014, 2,500,000 options were available for issuance under our 2007 stock option plan and 3,131,250 options/shares were available for issuance under our 2007 acquisition stock plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2014 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($31,127); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

As of December 31, 2014 and 2013, we owed accrued payroll to Mr. Mangiapane, our CEO/chairman, in the amount of $212,100 and $97,150, respectively.

In May of 2014, we reached an agreement with Kathleen McPherson, a former director, to purchase 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 was payable on or before March 31, 2015. We believe Ms. McPherson breached the terms of the settlement agreement and therefore did not make the second payment.

Director Independence

Our board of directors has affirmatively determined that none of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Samyn & Martin, LLC served as our principal independent public accountants for fiscal 2014 and 2013 years. Aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 by Samyn & Martin, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2014	2013

(1) Audit Fees(1)	$68,385	$69,750
(2) Audit-Related Fees(2)	-0-	-0-
(3) Tax Fees(3)	5,000	-0-
(4) All Other Fees	-0-	-0-
Total fees paid or accrued to our principal accountant	$73,385	$69,750

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)           1. Financial Statements

(b)           2. Financial Statement Schedules

None.

(c)           3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2(c)	9/21/11
2.1(b)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – Dated August 29, 2011		8-K		3(i)(i)	9/21/11
2.1(c)	Certificate of Merger of Rubicon Financial Incorporated, Nevada corporation and Rubicon Financial Incorporated, Delaware corporation		8-K		3(i)(j)	9/21/11
2.2	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.2(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.2(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.2(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008		8-K		2.7(d)	03/21/08
2.3	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)	Articles of Incorporation, as currently in effect		8-K		3(i)(h)	9/21/11
3.1(ii)	Bylaws, as currently in effect		8-K		3(ii)(c)	9/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
4.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock		8-K		4.1	03/07/13
4.3	Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.2	03/07/13
4.4	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.1	01/21/15
10.1†	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Term Note with Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.1	12/14/12
10.5	Security Agreement in favor of Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.2	12/14/12
10.6	Series B Preferred Stock Purchase Agreement with Kathleen McPherson		10-K		10.6	04/14/14
10.7	Spagus Capital Partners $300,000 Note		8-K		10.1	01/21/15
10.8	$25,000 Convertible Promissory Note Dated March 3, 2015	X
10.9	$135,000 Promissory Note Dated April 27, 2015	X
10.10	$250,000 Promissory Note Dated May 18, 2015	X
21.1	List of Subsidiaries	X
23.1	Consent of Samyn & Martin, LLC	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Richard Onesto, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer a, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Richard Onesto, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON FINANCIAL INCORPORATED

Date: June 5, 2015	By:	/s/ Joseph Mangiapane, Jr.
Joseph Mangiapane Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Joseph Mangiapane, Jr.	Chief Executive Officer, President & Director (Principal Executive Officer)	June 5, 2015
Joseph Mangiapane, Jr.

/s/ Richard Onesto	Chief Financial Officer (Principal Financial Officer)	June 5, 2015
Richard Onesto