Form 10-Q
period 2015-03-31
RUBICON FINANCIAL INC
filed 2015-06-29
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on June 16, 2015, was 25,045,527, which does not include 250,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$481,191	$1,688,535
Cash – restricted	189,989	204,011
Marketable securities	55,921	80,878
Accounts receivable	1,552,685	1,302,255
Prepaid expenses	44,311	6,289
Contract advances, current portion	63,069	95,236
Total current assets	2,387,166	3,377,204
Fixed assets, net of accumulated depreciation of $319,959 and $312,410, respectively	110,990	118,539
Other assets:
Contract advances	76,042	81,500
Deposits	107,342	108,917
Total other assets	183,384	190,417
Total assets	$2,681,540	$3,686,160

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$277,435	$636,210
Accrued expenses	1,060,712	1,763,937
Investment obligation	-	690,000
Line of credit	-	200,000
Note payable, current portion	873,505	690,662
Contingent liabilities	195,000	195,000
Total current liabilities	2,406,652	4,175,809
Long term liabilities:
Note payable	223,887	20,644

Preferred series “B”, $0.001 par value, 2,000,000 shares authorized, 1,500,000 shares and zero shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	300,000	-

Stockholders’ equity
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,045,527 and 24,503,193 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	25,045	24,503
Common stock owed but not issued, 250,000 and 792,334 shares as of March 31, 2015 and December 31, 2014, respectively	250	792
Additional paid in capital	20,557,797	20,292,797
Other comprehensive losses	-	(15,672)
Accumulated (deficit)	(20,832,091)	(20,812,713)
Total stockholders’ equity	(248,999)	(510,293)
Total liabilities and stockholders’ equity	$2,681,540	$3,686,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015		2014

Revenue:
Commissions		$2,106,431	$2,002,064
Investment banking fees		1,428,087	1,826,320
Selling concessions
Insurance		180,692	306,625
Mutual funds		89,450	303,686
Managed fee accounts		359,557	255,631
Other income		379,174	528,788
Total Revenue		4,543,391	5,223,114

Expenses:
Direct costs		3,303,693	4,009,014
Professional fees		91,698	85,153
Executive compensation		105,100	179,259
General and administrative expenses		1,046,946	895,888
Depreciation		7,549	5,099
Total operating expenses		4,554,986	5,174,413

Net operating income (loss)		(11,595)	48,701

Other income (expense):
Interest expense		(8,697)	(29,272)
Interest income		913	200
Total other income (expense)		(7,784)	(29,072)

Net income (loss)		(19,379)	19,629

Other comprehensive income (loss)		15,672	6,972

Total comprehensive income (loss)		$(3,707)	$26,601

Weighted average number of common shares Outstanding – basic		24,711,793	16,755,691

Net income (loss) per share – basic		$(0.00)	$0.00

Weighted average number of common shares Outstanding – diluted		N/A	26,469,026

Net income (loss) per share – diluted	$	N/A	0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities
Net income (loss)	$(19,379)	$19,629
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	7,549	5,099
Amortization of contract advances	37,625	30,123
Amortization of notes receivable	-	8,125
Amortization of capitalized financing costs	-	5,828
Changes in operating assets and liabilities
Accounts receivable	(250,430)	(196,191)
Prepaid expenses	(38,022)	33,139
Deposits and other assets	1,575	(70,686)
Accounts payable and accrued liabilities	(762,000)	199,557
Contract advances	-	(45,000)
Net cash (used) by operating activities	(1,023,082)	(10,377)

Cash flows from investing activities
Purchase of fixed assets	-	-
Purchase/proceeds of investments, net	40,629	124,794
Net cash (used) by investing activities	40,629	124,794

Cash flows from financing activities
Payments on note payable, net	(238,913)	(77,182)
Proceeds from stock issuances	-	700,000
Net cash provided by financing activities	(238,913)	622,818

Net (decrease) increase in cash	(1,221,366)	737,235
Cash – beginning	1,892,546	1,050,472
Cash – ending	$671,180	$1,787,707

Supplemental disclosure
Interest paid	$8,697	$28,825
Income taxes paid	$-	$-
Preferred stock issued for accruals	300,000	-
Warrants issued for accruals	265,000	-

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

Principles of Consolidation
The financial statements as of December 31, 2014 and for the three months ended March 31st, 2015 and 2014 include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary is collectively referred to herein as the “Company”.

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

Equipment                                                                5 years
Furniture                                                                7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2014 or March 31, 2015.  Depreciation expense for the three months ended March 31, 2015 and 2014 was $7,549 and $5,099, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the three months ended March 31, 2014 and 2015.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of March 31, 2015 and December 31, 2014, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2015 and December 31, 2014 due to their short-term nature.  See Note 15 for further details.

Income (loss) per Common Share
Net income (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average common shares outstanding.  Diluted EPS is computed by adding to the weighted average common shares the dilutive effect of possible preferred stock conversions and in-the-money stock options and warrants. For the three months ended March 31st, 2014, the denominator in the diluted EPS computation is 9,713,335 shares higher than the denominator for basic EPS due of possible conversions of preferred stock, series A and B, and in-the-money warrants as of March 31, 2014. For the three months ended March 31, 2015, the denominator in the diluted EPS computation is 1,500,000 higher than the denominator for basic EPS due to convertible preferred stock.  There were no in-the-money options or warrants as of March 31, 2015.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2014, the Company had approximately $1,027,695 in excess of FDIC insured limits.  At March 31, 2015, the Company had approximately $25,554 in excess of FDIC insured limits.

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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2014.

NOTE 2 – Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $20,832,091 since inception and incurred net losses of $1,328,104 and $221,683 for the years ended December 31, 2014 and 2013.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash
The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“APEX”), Wedbush, Morgan Securities, Inc. (“Wedbush”), and COR Clearing, LLC (COR).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31st, 2014, the Company maintained deposits with APEX, Wedbush, and COR of $92,599, $61,412, and $50,000, respectively, for total restricted cash of $204,011.  As of March 31st, 2015, the Company maintained deposits with APEX and Wedbush and COR of $78,557 and $61,412, and $50,000, respectively, for total restricted cash of $189,989.

NOTE 4 – Intangible Assets – Customer Lists
During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets relating to customer lists/relationships of $2,403,671.  This asset was amortized over its five year estimated useful life.  As of December 31, 2014, the balance of the asset, net of accumulated depreciation of $2,403,671, was $0.  As of March 31, 2015, the balance of the asset, net of accumulated amortization of $2,403,671, was $0 respectively.

NOTE 5 - Marketable securities
The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2014 and March 31, 2015, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

As of March 31, 2015:
The Company held five investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $55,921.  The accumulated unrealized loss on these securities is $0 and is shown as accumulated other comprehensive gain on these financial statements.  Of the investments, three was in a loss position for a total aggregate unrealized loss of $10,475.

NOTE 6 – Notes receivable
During the year ended December 31, 2012, the Company issued a total of three notes in the total amount of $67,485.  The notes do not bear interest.  The balance due was $43,569 as of December 31, 2013 relating to these notes.  The balance due was $0 as of December 31, 2014 and March 31st, 2015 relating to these notes.

NOTE 7 – Accounts Receivable
Amounts receivable from clearing organizations and others at March 31, 2015 consisted of the following:

COR Clearing, LLC	$936,535
Others	541,802
Wedbush Morgan Securities	74,348
$1,552,685

NOTE 8 – Related Party Transactions
All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of December 31, 2014 and March 31st, 2015, the Company owed accrued payroll to one of its officers/directors in the amount of $97,150 and $42,400, respectively.  In January of 2015, 1,000,000 shares of preferred stock, series B, was issued to its officer/director for $200,000 of accrued payroll.

As of March 31, 2015, the company owes an officer/director $45,000 for company expenses paid for by the officer/director.

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

NOTE 9 – Fixed Assets
Fixed assets consisted of the following:

	March 31, 2015	Dec 31, 2014
Furniture	$114,628	$114,628
Equipment	249,295	249,295
Software	67,026	67,026
	430,949	430,949
Accumulated depreciation	(319,959)	(312,410)
	$110,990	$118,539

During the three months ended March 31, 2015 and 2014, depreciation expense was $7,549 and $5,099, respectively.

NOTE 10 – Notes payable and Line of Credit
Notes payable consist of the following at December 31, 2014 and March 31, 2015:

	Dec 31, 2014	March 31, 2015

Promissory note for $300,000, unsecured. Bears interest at 6.00% as of December 31, 2014, and matures in December of 2015.	300,000	$300,000

Promissory for $25,000, unsecured. Bears interest at the prime rate, 6.00% as of March 31, 2015, and matures in July of 2015.	-	25,000

Promissory note, unsecured, interest accredited at 6%, payable $7,020 per month until March of 2019.	-	419,238

Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2014, and matures in April of 2016.	77,938	64,328

Promissory Note to former Officer/Director (See Note 8)	75,000	75,000

Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest of 14%, and matures in December of 2015.	258,368	213,826
	$711,306	$1,097,392

As of December 31, 2014, $690,662 of the notes payable is short-term and $20,644 is long-term.  As of March 31, 2015, $873,505 of the notes payable is short-term and $223,887 is long-term.

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

As part of the note payable the Company signed in December of 2012, the Company agreed to certain covenants.  The covenants include, but are not limited to, the Company continuing in good standing and in compliance with all statutes, laws, ordinances and government rules and regulations; the Company delivering financial statements to the lender within specified time periods; the Company providing the lender access to the records of the Company upon request; and the Company paying its taxes on a timely basis.  As of December 31, 2014 and March 31, 2015, the Company is in compliance with all the debt covenants.

Interest expense for the three months ended March 31, 2014 and 2015 was $29,272 and $8,697 respectively.

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

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock; of which 1,000,000 shares are designated as Series A Convertible Preferred Stock and 2,000,000 shares are designated as Series B Convertible Preferred Stock. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series.

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

On January 15, 2015, the Company amended and restated its Series B Convertible Preferred Stock.  Holders of Series B Convertible Preferred Stock shall have the right to thirty votes for each share held on matters that come before the stockholders. Following the expiration of twelve months from the date of issuance, Series B Convertible Preferred Stock may be converted at a rate of one share of common stock for each share of Series B Convertible Preferred stock.  Series B Convertible Preferred Stock ranks senior to common stock in the event of liquidation. The Series B Convertible Preferred Stock is redeemable, in whole or in part, at a redemption price of $0.25 per share under the following conditions:

The Company shall be required to utilize certain amounts of funds it receives from equity or debt financing after the date of issuance of shares of Series B Preferred Stock to redeem the shares in accordance with the following: (i) the Company shall utilize 100% of funds received from the issuance and sale of shares of Series A preferred stock to redeem the shares of Series B Preferred Stock; (ii) the Company will not be required to redeem any shares of Series B Preferred stock for financings up to $500,000 in the aggregate; (iii) the Company shall utilize a minimum of 10% of the funds received to redeem the shares of Series B Preferred Stock from financings from $500,001 up to $1,000,000 in the aggregate; and (iv) the Company shall utilize a minimum of 25% of the funds received to redeem the shares of Series B Preferred Stock for financings in excess of $1,000,001 in the aggregate. The Company may choose to redeem the shares of Series B Preferred Stock from time to time after the date of issuance (each a “Redemption Date”), in whole or in part, by paying in cash in exchange for the shares of Preferred Stock to be redeemed a sum equal to $0.25 per Share of Preferred Stock.

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

2015

During three months ended March 31, 2015, 542,334 common shares that were owed as of December 31, 2014 were issued.

During the three months ended March 31, 2015, 1,500,000 shares of preferred stock series were issued for $200,000 in accrued salaries and $100,000 of accounts payable.

In February of 2015, the company settled litigation with the Bettingens whereby it agreed to pay $200,000 on or before April 27, 2015, another $300,000 for the purchase of 1.2 million shares of its common stock on or before June 15, 2015 and make monthly payments of $7,020 for the period from March 1, 2015 through March 1, 2019. The Company also agreed to pay for or provide two offices to each of the Bettingen’s and grant a five-year warrant to purchase 1,000,000 shares of its common stock at $0.25 per share.  The warrants were valued at $265,000 using the black-scholes pricing model.

As of March 31, 2015, there was no Series A preferred shares issued and outstanding, 1,500,000 Series B preferred shares issued and outstanding, 25,045,527 common shares issued and outstanding, and 250,000 common shares owed and not issued.

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

During the three months ended March 31, 2015, the company issued 1,000,000 warrants as described in Note 11.  All have an exercise price of $0.25 and expire in the year ended December 31, 2020.

A summary of stock options and warrants as of December 31, 2014 and March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/31/14:	-	$-	2,166,667	$0.50
Granted	-	-	7,147,169	0.26
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 12/31/14:	-	$-	9,637,836	$0.31
Granted	-	-	1,000,000	0.25
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 3/31/15:	-	$-	10,637,836	$0.30
Vested as of 3/31/15:	-	$-	10,637,836	$0.30

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

	The Three Months Ended
	March 31,
	2015	2014
Revenue
Brokerage services	$4,543,391	$5,223,114
	4,543,391	5,223,114
Expenses
Brokerage services	4,409,158	4,988,209
Corporate	153,612	215,276
	4,562,770	5,203,485

Net income (loss)	$(19,379)	$19,629

NOTE 14 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $690,000  as of December 31, 2014. In February of 2015, this matter has been settled.  See Note 11.

Wells notice:

During the year December 31, 2014, the Company received a Wells notice from the Financial Industry Regulatory Authority, Inc. (FINRA) regarding a preliminary determination to recommend disciplinary action against the Company for possible FINRA rules violations from prior years.  A Wells notice is neither a formal allegation nor a finding of wrongdoing.  The Company is unable to estimate how long the FINRA process will last or its ultimate outcome.  As of December 31, 2014 and March 31, 2015, management believes that no accrual for penalties or potential settlements is justified. As of the date of this filing, Management is unable to calculate a reasonable estimate of how this will effect the financials statements.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $195,000 as of December 31, 2014 and March 31, 2015, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

Rent expense is included in general and administrative expense and totaled $212,030 and $106,743 for the three months ended March 31, 2015 and 2014 respectively.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Fair Value
Cash	$671,180	$-	-	$671,180
Accounts receivable	-	1,552,685	-	1,552,685
Marketable securities	55,921	-	-	55,921
Accounts payable	-	277,435	-	277,435
Accrued expenses	-	1,060,712	-	1,060,712
Notes payable	-	1,097,392	-	1,097,392

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,892,546	$-	-	$1,892,546
Accounts receivable	-	1,302,255	-	1,302,255
Marketable securities	80,878	-	-	80,878
Accounts payable	-	636,210	-	636,210
Accrued expenses	-	1,763,937	-	1,763,937
Notes payable	-	711,306	-	711,306

NOTE 16 – Subsequent Events
The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

On April 27, 2015, the Company received $135,000 in the form of a promissory note from a current stockholder. The note bears at 6% per annum and matured on June 15, 2015.

On May 18, 2015 the Company received $250,000 in the form of a promissory note from an unaffiliated third party. The note bears interest at 6% per annum and matures upon the earlier of (i) concurrent with the sale of 20% of the Company ownership interest in NCS, or (ii) June 30, 2015. In the event of default in repayment of this note, the Company agreed to issue the lender 2,500,000 shares of common stock as liquidated damages.

On May 14, 2015, NCS received $150,000 in the form of a promissory note. The note bears interest at 10% per annum and matures on May 13, 2017.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2014.

In this form 10-Q references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to Rubicon Financial Incorporated and its wholly owned operating subsidiary, U.S. Financial Services, Inc. (doing business as Newport Coast Securities, Inc.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a financial service holding company operating primarily through our wholly-owned subsidiary, U.S. Financial Services, Inc. (doing business as Newport Coast Securities, Inc.), a FINRA/SEC registered broker dealer and Investment Advisor (“NCS” or “Newport”) providing retail brokerage services and investment banking.

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2015 and 2014.

Revenue:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2015	2014	$	%
Consolidated
Revenue	$4,543,391	$5,223,114	$(679,723)	(13%)
Operating expenses	4,554,986	5,174,413	(619,427)	(12%)
Net operating income (loss)	$(11,595)	$48,701	$(60,296)	(124%)

Our overall revenues decreased 13% during the three months ended March 31, 2015 over the same period in 2014. The revenue decrease for the period is the result of restructuring NCS to focus on profitability and efficiency of operations.

During the three months ended March 31, 2015, our operating expenses decreased by 12%, primarily as the result of significant decreases in executive compensation and direct costs. Due to the almost equal decrease in revenues and expenses, we were able to minimize our operating loss for the three months ended March 31, 2015 to $11,595, compared to a net operating income of $48,701 for the same quarter of 2014.

Sources of Revenues:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2015	2014	$	%
Commissions	$2,106,431	$2,002,064	$104,367	5%
Investment Banking Fees	1,428,087	1,826,320	(398,233)	(22%)
Selling Concessions:
Insurance	180,692	306,625	(125,933)	(41%)
Mutual Funds	89,450	303,686	(214,236)	(71%)
Managed fee accounts	359,557	255,631	103,926	41%
Other income	379,174	528,788	(149,614)	(28%)

Commissions increased for the three months ending March 31, 2015 compared to the same quarter of 2014 due to the additions of the New York, Boston and Chicago offices. Managed fee account income also increased by 41%. Decreases in investment banking fee, selling concessions and other income were seasonal.

Selling and Administrative Expenses:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2015	2014	$	%

Direct costs	$3,303,693	$4,009,014	$(705,321)	(18%)
Professional fees	91,698	85,153	6,545	8%
Executive compensation	105,100	179,259	(74,159)	(41%)
General expenses	1,046,946	895,888	151,058	17%
Depreciation	7,549	5,099	2,450	48%
Operating expenses	$4,554,986	$5,174,413	$(619,427)	(12%)

Operating expenses decreased by 12% for the first quarter of 2015 compared to the same period of 2014. The substantial decrease in executive compensation (41%) was offset by the slight increases in professional fees and general expenses.

Our direct costs, which decreased by 18%, have a direct relationship to our revenue and will increase or decrease with changes in revenue.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2015 we had available cash of $481,191. We believe these funds will help support existing operational costs and along with revenues from operations will not be sufficient to satisfy our working capital requirements through fiscal 2015. We will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

In NCS we have increased our number of employees to a level which satisfies not only our current requirements in an economically sensible manner but allows for growth over the next year. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. As of March 31, 2015, we employed three executives and twenty-one administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2015 compared to December 31, 2014.

	March 31,	December 31,	Increase / (Decrease)
	2015	2014	$	%
Current Assets	$2,387,166	$3,377,204	$(990,038)	(29%)
Current Liabilities	2,406,652	4,175,809	(1,769,157)	(42%)
Working Capital	$(19,486)	$(798,605)	$(779,119)	(98%)

We may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $481,191 in un-restricted cash on hand at March 31, 2015 will not be sufficient to sustain operations through fiscal 2015.  We will need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

In November of 2012, we borrowed $726,500 pursuant to a secured promissory note, which is secured by all of our assets, including the stock in NCS. This note contains provisions limited our ability to borrow additional funds and has substantive financial covenants. Subsequent to obtaining the note, we have borrowed significant additional funds on an unsecured basis. We did not obtain the secured lender’s consent when we obtained the new loans, which may be considered a technical default on the secured loan. In addition, as of March 31, 2015 we had approximately $873,505 in current debt, which requires us to seek additional equity or debt financing to repay our debt obligations.

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

Credit Risks: Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2015, we had approximately $25,554 in excess of FDIC insured limits.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $195,000 as of December 31, 2014 and March 31, 2015, respectively, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2014 to which reference is made herein.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2(c)	9/21/11
2.1(b)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – Dated August 29, 2011		8-K		3(i)(i)	9/21/11
2.1(c)	Certificate of Merger of Rubicon Financial Incorporated, Nevada corporation and Rubicon Financial Incorporated, Delaware corporation		8-K		3(i)(j)	9/21/11
2.2	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.2(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.2(c)	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7(c)	01/24/08
2.2(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008		8-K		2.7(d)	03/21/08
2.3	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)	Articles of Incorporation, as currently in effect		8-K		3(i)(h)	9/21/11
3.1(ii)	Bylaws, as currently in effect		8-K		3(ii)(c)	9/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
4.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock		8-K		4.1	03/07/13
4.3	Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.2	03/07/13
4.4	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.1	01/21/15
10.1†	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Term Note with Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.1	12/14/12
10.5	Security Agreement in favor of Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.2	12/14/12
10.6	Series B Preferred Stock Purchase Agreement with Kathleen McPherson		10-K	12/31/13	10.6	04/14/14
10.7	Spagus Capital Partners $300,000 Note		8-K		10.1	01/21/15
10.8	$25,000 Convertible Promissory Note Dated March 3, 2015		10-K	12/31/14	10.8	06/05/15
10.9	$135,000 Promissory Note Dated April 27, 2015		10-K	12/31/14	10.9	06/05/15
10.10	$250,000 Promissory Note Dated May 18, 2015		10-K	12/31/14	10.10	06/05/15
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Richard Onesto, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer a, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Richard Onesto, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date: June 26, 2015