Form 10-Q
period 2015-06-30
RUBICON FINANCIAL INC
filed 2015-09-09
CIK 1103977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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

The number of shares of Common Stock, $0.001 par value, outstanding on August 21, 2015, was 25,045,527, which does not include 650,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Rubicon Financial Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$121,216	$1,688,535
Cash – restricted	189,989	204,011
Marketable securities	99,192	80,878
Accounts receivable	2,010,355	1,302,255
Prepaid expenses	26,434	6,289
Contract advances, current portion	55,027	95,236
Total current assets	2,502,213	3,377,204
Fixed assets, net of accumulated depreciation of $324,964 and $312,410, respectively	113,242	118,539
Other assets:
Contract advances	234,444	81,500
Deposits	107,342	108,917
Total other assets	341,786	190,417
Total assets	$2,957,241	$3,686,160

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$230,701	$636,210
Accrued expenses	1,323,605	1,763,937
Investment obligation	(7,849)	690,000
Subordinated Loan	150,000	-
Line of credit	-	200,000
Note payable, current portion	937,449	690,662
Contingent liabilities	116,000	195,000
Total current liabilities	2,749,906	4,175,809
Long term liabilities:
Note payable	223,887	20,644

Preferred series “B”, $0.001 par value, 2,000,000 shares authorized, 1,500,000 shares and zero shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	150	-

Stockholders’ equity
Preferred series “A”, $0.001 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,045,527 and 24,503,193 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	25,445	24,503
Common stock owed but not issued, 250,000 and 792,334 shares as of June 30, 2015 and December 31, 2014, respectively	250	792
Additional paid in capital	20,937,247	20,292,797
Other comprehensive losses	-	(15,672)
Accumulated (deficit)	(20,979,644)	(20,812,713)
Total stockholders’ equity	(16,552)	(510,293)
Total liabilities and stockholders’ equity	$2,957,241	$3,686,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
Commissions	$2,412,763	$1,581,210	$4,519,194	$3,583,274
Investment banking fees	943,625	3,193,947	2,371,712	5,020,267
Selling concessions:
Insurance	318,978	238,330	499,670	544,955
Mutual funds	174,150	253,904	263,600	557,590
Managed fee accounts	372,716	348,696	732,273	604,327
Other income	456,110	594,850	835,284	1,123,638
	4,678,342	6,210,937	9,221,733	11,434,051
Expenses:
Direct costs	3,534,496	4,787,741	6,838,189	8,796,755
Professional fees	157,218	126,804	248,916	211,957
Executive compensation	92,600	249,283	197,700	428,542
General and administrative expenses	1,022,275	1,219,814	2,069,221	2,115,702
Depreciation and amortization	5,007	5,238	12,556	10,337
Total expenses	4,811,596	6,388,880	9,366,582	11,563,293

Net operating (loss)	(133,254)	(177,943)	(144,849)	(129,242)

Other income (expense):
Interest expense	(14,298)	(32,693)	(22,995)	(61,965)
Interest income	-	575	913	775
Other income	-	-	-	-
Total other income (expense)	(14,298)	(32,118)	(22,082)	(61,190)

Net income (loss)	(147,552)	(210,061)	(166,931)	(190,432)

Other comprehensive (loss)	-	(29,061)	15,672	(22,089)

Total comprehensive income (loss)	$(147,552)	$(239,122)	$(151,259)	$(212,521)

Weighted average number of common shares outstanding - basic	24,711,783	22,863,813	24,711,783	19,809,752

Net income (loss) per share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Financial Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities
Net income (loss)	$(166,931)	$(190,432)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Depreciation expense	12,556	10,337
Amortization of contract advances	60,264	61,416
Amortization of notes receivable	-	16,250
Amortization of capitalized financing costs	-	11,656
Changes in operating assets and liabilities
Accounts receivable	(708,100)	8,247
Prepaid expenses	(20,145)	28,402
Deposits and other assets	1,575	(67,686)
Accounts payable and accrued liabilities	(404,919)	(123,040)
Contract advances	(112,735)	(72,000)
Accrued legal reserve	(79,000)	(39,000)
Accrued expenses	(440,332)	478,237
Subordinated loan	150,000	-
Net cash (used) by operating activities	(1,707,767)	122,387

Cash flows from investing activities
Purchase of fixed assets	(1,961)	(65,418)
Proceeds (payments) of investments, net	40,193	(42,508)
Net cash (used) by investing activities	38,232	(107,926)

Cash flows from financing activities
Sale of common stock, net of expenses	-	1,080,000
Payments on notes payable	25,000	-
Proceeds from sale of common stock	80,320	-
Proceeds from preferred stock issue	(263,913)	-
Proceeds (payments) from note payable, net	246,787	(220,737)
Net cash provided by financing activities	88,194	859,263

Net (decrease) increase in cash	(1,581,341)	873,724
Cash – beginning	1,892,546	1,050,472
Cash – ending	$311,205	$1,924,196

Supplemental disclosure
Interest paid	$-	$61,965
Income taxes paid	$-	$-

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

Principles of Consolidation
The financial statements as of December 31, 2014 and for the three months ended June 30, 2015 and 2014 include Rubicon Financial Incorporated (“Rubicon”) and its wholly owned subsidiary, Newport Coast Securities, Inc. (“NCS”).   All significant inter-company transactions and balances have been eliminated. RBCF and its subsidiary is collectively referred to herein as the “Company”.

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

Equipment                                                               5 years
Furniture                                                                 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2014 or June 30, 2015.  Depreciation expense for the six months ended June 30, 2015 and 2014 was $12,556 and $10,337, respectively.

Impairment of long-lived assets
The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the six months ended June 30, 2014 and 2015.

Revenue Recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10, net of expected cancellations and allowances.  As of June 30, 2015 and December 31, 2014, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances have been made.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2015 and December 31, 2014 due to their short-term nature.  See Note 15 for further details.

Income (loss) per Common Share
Net income (loss) per share is computed in accordance with ASC subtopic 260-10.  The Company presents basic loss per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average common shares outstanding.  Diluted EPS is computed by adding to the weighted average common shares, the dilutive effect of possible preferred stock conversions and in-the-money stock options and warrants. For the six months ended June 30, 2014, the denominator in the diluted EPS computation is 9,713,335 shares higher than the denominator for basic EPS due of possible conversions of preferred stock, series A and B, and in-the-money warrants as of June 30, 2014. For the six months ended June 30, 2015, the denominator in the diluted EPS computation is 1,500,000 higher than the denominator for basic EPS due to convertible preferred stock.  There were no in-the-money options or warrants as of June 30, 2015.

Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2014, the Company had approximately $1,027,695 in excess of FDIC insured limits.  At June 30, 2015, the Company had approximately $0 in excess of FDIC insured limits.

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

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $20,979,644 since inception and incurred net losses of $1,328,104 and $221,683 for the years ended December 31, 2014 and 2013.  These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate profitability, obtain additional financing, or obtain proceeds from the sale of its stock.

NOTE 3 – Restricted Cash

The Company’s wholly owned subsidiary, NCS, has entered into securities clearing agreements with APEX Clearing Corporation (“APEX”), Wedbush, Morgan Securities, Inc. (“Wedbush”), and COR Clearing, LLC (COR).  Pursuant to these agreements, the Company is required to maintain a deposit account with each respective clearing firm in amounts determined based on the Company’s transaction volume. As of December 31st, 2014, the Company maintained deposits with APEX, Wedbush, and COR of $92,599, $61,412, and $50,000, respectively, for total restricted cash of $204,011.  As of June 30, 2015, the Company maintained deposits with APEX and Wedbush and COR of $78,557 and $61,412, and $50,000, respectively, for total restricted cash of $189,989.

NOTE 4 – Intangible Assets – Customer Lists

During the year ended December 31, 2008, the Company consummated the acquisition of 100% of the outstanding common shares of NCS. As a result of the acquisition, Rubicon identified intangible assets relating to customer lists/relationships of $2,403,671.  This asset was amortized over its five year estimated useful life.  As of December 31, 2014, the balance of the asset, net of accumulated depreciation of $2,403,671, was $0.  As of June 30, 2015 and 2014 the balance of the asset, net of accumulated amortization of $2,403,671, was $0 respectively.

NOTE 5 - Marketable securities

The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.  Losses that the Company believes are other-than-temporary are realized in the period that the determination is made.  As of December 31, 2014 and June 30, 2015, the Company believed that all unrealized losses and gains are not other-than-temporary based on market conditions and the volatility of investments being held.  All other unrealized losses and gains will be excluded from earnings and reported in other comprehensive income until realized.  None of the investments have been hedged in any manner.

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

As of June 30, 2015:
The Company held six investments in publically-traded common stock in various corporations and one investment in a REIT with a total aggregate fair market value, based on published market prices, of $99,192.  The accumulated unrealized loss on these securities is $0 and is shown as accumulated other comprehensive gain on these financial statements.  Of the investments, three was in a loss position for a total aggregate unrealized loss of $3,175.

NOTE 6 – Notes receivable

During the year ended December 31, 2012, the Company issued a total of three notes in the total amount of $67,485.  The notes do not bear interest.  The balance due was $43,569 as of December 31, 2013 relating to these notes.  The balance due was $0 as of December 31, 2015 and June 30, 2015 relating to these notes.

NOTE 7 – Accounts Receivable

Amounts receivable from clearing organizations and others at June 30, 2015 consisted of the following:

COR Clearing, LLC	$1,318,194
Others	609,481
Wedbush Morgan Securities	82,680
$2,010,355

NOTE 8 – Related Party Transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

As of December 31, 2014 and June 30, 2015, the Company owed accrued payroll to one of its officers/directors in the amount of $97,150 and $42,400, respectively.  In January of 2015, 1,000,000 shares of preferred stock, series B, was issued to its officer/director for $200,000 of accrued payroll.

As of June 30, 2015, the company owes an officer/director $72,700 for company expenses paid for by the officer/director.

In February of 2013, the Company sold 426,000 shares of series B preferred stock to an officer/director for $426,000.  In May of 2014, the Company reached an agreement with an officer/director to buyback 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 was payable on or before March 31, 2015; however, the Company believes the prior officer/director breached the terms of the settlement agreement and as a result did not make the second payment.  Concurrent with the agreement the officer/director resigned as an officer and director of the Company.

NOTE 9 – Fixed Assets

Fixed assets consisted of the following:

	June 30,	December 31,
	2015	2014
Furniture	$114,628	$114,628
Equipment	249,295	249,295
Software	74,283	67,026
	438,206	430,949
Accumulated depreciation	(324,964)	(312,410)
	$113,242	$118,539

During the three months ended June 30, 2015 and 2014, depreciation expense was $12,556 and $10,337, respectively.

NOTE 10 – Notes payable and Line of Credit

Notes payable consist of the following at December 31, 2014 and June 30, 2015:

	December 31,	June 30,
	2014	2015

Promissory note for $300,000, unsecured. Bears interest at 6.00% as of December 31, 2014, and matures in December of 2015.	$300,000	$300,000
Promissory note for $250,000, unsecured. Bears interest at 6.00% as of May 31, 2015, and matures in August of 2015.	-	250,000
Promissory for $15,000, unsecured. Bears interest at the prime rate, 6.00% as of May 31, 2015, and matures in September of 2015.	-	15,000
Promissory for $25,000, unsecured. Bears interest at the prime rate, 6.00% as of March 31, 2015, and matures in July of 2015.	-	25,000
Promissory note, unsecured, interest accredit at 6%, payable $7,020 per month until March of 2019	-	268,398
Promissory note to a bank for $168,000, secured by cash held in impound account at the bank. Bears interest at the prime rate, 3.25% as of December 31, 2014, and matures in April of 2016	77,938	50,788
Promissory Note to former Officer/Director (See Note 8)	75,000	75,000
Promissory note to an unrelated party for $726,500, secured by all the assets of the Company including the stock of NCS, interest of 14%, and matures in December of 2015.	258,368	177,150
	$711,306	$1,161,335

As of December 31, 2014, $690,662 of the notes payable is short-term and $20,644 is long-term.  As of June 30, 2015, $937,449 of the notes payable is short-term and $223,887 is long-term.

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

Interest expense for the six months ended June 30, 2015 and 2014 was $22,995 and $61,695 respectively.

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

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock; of which 1,000,000 shares were designated as Series A Convertible Preferred Stock as of June 30, 2015 and 2,000,000 shares are designated as Series B Convertible Preferred Stock. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series. Effective July 28, 2015, the Company amended and restated its Series A Convertible Preferred Stock to authorized 2,000,000 shares and change the rights and preferences thereof.

Second Amended and Restated 10% Series A Convertible Preferred Stock
Holders of Series A Convertible Preferred Stock shall not have the right to vote on matters that come before the stockholders. The Series A Convertible Preferred Stock is redeemable at the Company’s option, in whole or in part, at a redemption price of $1.00 per share. Series A Convertible Preferred Stock may be converted at a rate of five shares of common stock for each share of Series A Convertible Preferred stock and holders of the shares will be entitled to a preferred dividend at the rate of 10% per annum.  Dividends on the shares will be cumulative and shall be paid, solely at the option and discretion of the Company, either (i) in cash, or (ii) in shares of the Company’s Common Stock at a price equal to $0.20 per share.  Dividends shall be paid quarterly. Series A Convertible Preferred Stock ranks senior to common stock in the event of liquidation.

Series B Convertible Preferred Stock
The Company originally established its Series B Convertible Preferred Stock on February 23, 2013. On January 15, 2015, the Company amended and restated its Series B Convertible Preferred Stock.  Holders of Series B Convertible Preferred Stock shall have the right to thirty votes for each share held on matters that come before the stockholders. Following the expiration of twelve months from the date of issuance, Series B Convertible Preferred Stock may be converted at a rate of one share of common stock for each share of Series B Convertible Preferred stock.  Series B Convertible Preferred Stock ranks senior to common stock in the event of liquidation. The Series B Convertible Preferred Stock is redeemable, in whole or in part, at a redemption price of $0.25 per share under the following conditions:

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

As of June 30, 2015, there was no Series A preferred shares issued and outstanding, 1,500,000 Series B preferred shares issued and outstanding, 25,045,527 common shares issued and outstanding, and 650,000 common shares owed and not issued.

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

During the six months ended June 30, 2015, the company issued 1,000,000 warrants as described in Note 11.  All have an exercise price of $0.25 and expire in the year ended December 31, 2020.

A summary of stock options and warrants as of December 31, 2014 and June 30, 2015 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/31/14:	-	$1.00	2,166,667	$0.50
Granted	-	-	7,147,169	0.26
Cancelled	-	-	-	-
Expired	-	1.00	-	-
Outstanding as of 12/31/14:	-	$-	9,637,836	$0.31
Granted	-	-	1,000,000	0.25
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 6/30/15:	-	$-	10,637,836	$0.30
Vested as of 6/30/15:	-	$-	10,637,836	$0.30

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

	The Six Months Ended
	June 30,
	2015	2014
Revenue
Brokerage services	$9,221,733	$11,434,051
	9,221,733	11,434,051
Expenses
Brokerage services	9,053,670	11,247,294
Corporate	334,994	377,189
	9,388,664	11,624,483

Net income (loss)	$(166,931)	$(190,432)

NOTE 14 – Commitments and Contingencies

Litigation

Grant Bettingen Lawsuit:

In July of 2009, the Company filed its first amended complaint against Grant Bettingen and Grant Bettingen, as Trustee of the 1999 Bettingen Trust U/D/T October 8, 1999, seeking damages for (i) Breach of Contract, (ii) Fraud, (iii) Declaratory Relief, (iv) Breach of Covenant of Good Faith and Fair Dealing, and (v) Unjust Enrichment. These claims arise from the June 2008 merger between the Company and NCS (then known as Grant Bettingen, Inc.) On or about August 10, 2009, the Company was served with a suit from M. Grant Bettingen, the Bettingen 1999 Trust and Christi Bettingen stemming from the same transaction.  The Bettingen cross-complaint was dismissed in July of 2010 and has been appealed.  While it is not possible to predict with certainty what liability or damages the Company might incur in connection with this lawsuit, based on the advice of counsel and a management review of the existing facts and circumstances related to this lawsuit, the Company has accrued $690,000 as of December 31, 2014. In February of 2015, this matter was settled (See Note 11).

Wells notice:

During the year December 31, 2014, the Company received a Wells notice from the Financial Industry Regulatory Authority, Inc. (FINRA) regarding a preliminary determination to recommend disciplinary action against the Company for possible FINRA rules violations from prior years.  A Wells notice is neither a formal allegation nor a finding of wrongdoing.  The Company is unable to estimate how long the FINRA process will last or its ultimate outcome.  As of December 31, 2014 and June 30, 2015, management believes that no accrual for penalties or potential settlements is justified. As of the date of this filing, Management is unable to calculate a reasonable estimate of how this will effect the financials statements.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, the Company has accrued $195,000 as of December 31, 2014 and $116,000 June 30, 2015, respectively, for these matters, which is included on its Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

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

Rent expense is included in general and administrative expense and totaled $424,296 and $307,119 for the six months ended June 30, 2015 and 2014 respectively.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Fair Value
Cash	$311,205	$-	-	$311,205
Accounts receivable	-	2,010,355	-	2,010,355
Marketable securities	99,192	-	-	99,192
Accounts payable	-	230,701	-	230,701
Accrued expenses	-	1,323,605	-	1,323,605
Notes payable	-	1,161,336	-	1,161,336

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,892,546	$-	-	$1,892,546
Accounts receivable	-	1,302,255	-	1,302,255
Marketable securities	80,878	-	-	80,878
Accounts payable	-	636,210	-	636,210
Accrued expenses	-	1,763,937	-	1,763,937
Notes payable	-	711,306	-	711,306

Note 16 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

On July 22, 2015, the Company amended a May 18, 2015 promissory note in the original principal amount of $250,000 to extend the maturity date to the earlier of (i) concurrent with the sale of 20% of our ownership interest in NCS, or (ii) August 30, 2015.

Effective July 28, 2015, the Company amended and restated the rights and preferences of its 10% Series A Convertible Preferred Stock.

On August 18, 2015, the Company received $250,000 in the form of a promissory note. The note bears interest at 10% per annum and matures on December 16, 2015. In addition, as part of the note, the Company issued the holder a five-year warrant to purchase 1,250,000 shares of common stock for $0.20 per share.

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

In this form 10-Q references to “Rubicon”, “the Company”, “we,” “us,” and “our” refer to Rubicon Financial Incorporated and its wholly owned operating subsidiary, U.S. Financial Services, Inc. (doing business as Newport Coast Securities, Inc.).

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

Results of Operations

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2014 and 2013.

Revenue:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014	Increase/ (decrease)	2015	2014	Increase/ (decrease)
Consolidated
Revenue	$4,678,342	$6,210,937	(25%)	$9,221,733	$11,434,051	(19%)
Operating expenses	$4,811,596	$6,388,880	(25%)	$9,366,582	$11,563,293	(19%)
Net operating (loss)	$(133,254)	$(177,943)	(25%)	$(144,849)	$(129,242)	12%

Our revenues decreased 25% and 19%, respectively, during the three and six months ended June 30, 2015 over the same periods in 2014. The revenue decreases for the periods are primarily the result of decreases in revenues generated by NCS due to the reduction in registered representatives, and substantially decreased investment banking and mutual fund selling concessions.

During the three and six months ended June 30, 2015, our operating expenses directly mirrored the reductions in revenues, decreasing by 25% and 19%, respectively, primarily as the result of significant decreases in direct costs and executive compensation. Even with decreased revenues during the periods, we were able to reduce our net operating loss by 25% for the three months ended June 30, 2015 and only increase the six month loss for the same period by 12%.

Sources of Revenues:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014	Increase/ (decrease)	2015	2014	Increase/ (decrease)
Commissions	$2,412,763	$1,581,210	53%	$4,519,194	$3,583,274	26%
Investment Banking Fees	$943,625	$3,193,947	(70%)	$2,371,712	$5,020,267	(53%)
Selling Concessions:
Insurance	$318,978	$238,330	34%	$499,670	$544,955	(8%)
Mutual Funds	$174,150	$253,904	(31%)	$263,600	$557,590	(53%)
Managed fee accounts	$372,716	$348,696	7%	$732,273	$604,327	21%
Other income	$456,110	$594,850	(23%)	$835,284	$1,123,638	(26%)

Commissions increased for the three and six months ending June 30, 2015 compared to the same periods of 2014 by 53% and 26%, respectively. Investment Banking Fees significantly decreased over the three and six month periods ended June 30, 2015, due to the lack of liquidity events in direct participation programs (primarily REITs) and other alternative investment products. We also experienced a decrease in mutual fund concessions during the three and six month periods of 2015, primarily as a result of the loss of two of our popular mutual funds due to our clearing firm not being able to hold such investments.

Selling and Administrative Expenses:

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014	Increase/ (decrease)	2015	2014	Increase/ (decrease)

Direct costs	$3,534,496	$4,787,741	(26%)	$6,838,189	$8,796,755	(22%)
Professional fees	157,218	126,804	24%	248,916	211,957	17%
Executive compensation	92,600	249,283	(63%)	197,700	428,542	(54%)
General expenses	1,022,275	1,219,814	(16%)	2,069,221	2,115,702	(2%)
Depreciation and amortization	5,007	5,238	(4%)	12,556	10,337	21%
Operating expenses	$4,811,596	$6,388,880	(25%)	$9,366,582	$11,563,293	(19%)

Operating expenses decreased by 25% and 19%, respectively, for the three and six month periods ended June 30, 2015 compared to the same periods of 2014, which directly matched the decreases in revenues for the same periods. Increased professional fees during the period were directly offset by substantial decreases in general expenses (16% and 2%, respectively) for the three and six months ended June 30, 2015, and 63% and 54%, respective decreases in executive compensation.

Our direct costs, which decreased by 26% and 22% for the first two quarters of 2015, have a direct relationship to our decreases in revenue and will fluctuate quarterly with changes in revenue.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2015 we had available cash of $121,216. We believe these funds will help support existing operational costs and along with revenues from operations will not be sufficient to satisfy our working capital requirements through fiscal 2015. We will need to raise additional funds through either equity, including convertible securities such as preferred stock or debentures, or debt financing.

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

In NCS we have increased our number of employees to a level which satisfies not only our current requirements in an economically sensible manner but allows for growth over the next year. As the economic conditions improve, we anticipate an increase in our staffing levels as a measure to ensure continued growth. As of June 30, 2015, we employed three executives and twenty-one administrative staff within NCS.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2015 compared to December 31, 2014.

	June 30,	December 31,	Increase / (Decrease)
	2015	2014	$	%
Current Assets	$2,502,213	$3,377,204	$(874,991)	(26%)
Current Liabilities	2,749,906	4,175,809	(1,425,903)	(34%)
Working Capital (Deficit)	$(247,693)	$(798,605)	$(550,912)	(69%)

We may continue to experience net negative cash flows from operations, pending receipt of additional revenues.

We believe the $121,216 in un-restricted cash on hand at June 30, 2015 will not be sufficient to sustain operations through fiscal 2015.  We will need to seek additional funding for operations through equity or debt offerings and may need to further do so in the future through additional financing, acquisitions, joint ventures or other means available to us.

In November of 2012, we borrowed $726,500 pursuant to a secured promissory note, which is secured by all of our assets, including the stock in NCS. This note contains provisions limited our ability to borrow additional funds and has substantive financial covenants. Subsequent to obtaining the note, we have borrowed significant additional funds on an unsecured basis. We did not obtain the secured lender’s consent when we obtained the new loans, which may be considered a technical default on the secured loan. In addition, as of June 30, 2015 we had over $2.7 million of current liabilities, which requires us to seek additional equity or debt financing to repay our debt obligations. Further, we have a promissory note for $250,000 maturing on August 31, 2015, which we do not anticipate having the available capital to repay.

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

In February of 2015 we settled the case with the Bettingens whereby we agreed to pay the Bettingens $200,000 on or before April 27, 2015, another $300,000 for the purchase of 1.2 million shares of our common stock owned by the Bettingens on or before June 15, 2015 and make monthly payments of $7,020 to the Bettingens for the period from March 1, 2015 through March 1, 2019. We also agreed to pay for or provide two offices to each of the Bettingen’s and grant the Bettingens a five year warrant to purchase 1 million shares of our common stock at $0.25 per share. As of the date of this report, we have not made the $300,000 payment to the Bettingens, which was due on June 15, 2015 and may be deemed to be in technical default of the settlement agreement.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from currently pending legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any legal matter, based on the advice of counsel and a management review of the existing facts and circumstances related to pending legal matters, we have accrued $195,000 as of December 31, 2014 and $116,000 as of June 30, 2015, for these matters, which is included on our Consolidated Balance Sheet. Management feels it is unlikely that any expense associated with current litigation or arbitrations would exceed the amount accrued.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2014 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2015, a current noteholder and stockholder converted $85,000 due under a promissory note into 400,000 shares of our restricted common stock. As of the date of this filing the shares have not been issued.

Subsequent Sales

On August 18, 2015, concurrent with the receipt of $250,000 in the form of a promissory note, we issued the holder of the note a five-year warrant to purchase 1,250,000 shares of our common stock for $0.20 per share.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2015. However, in May of 2014, we reached an agreement with Kathleen McPherson, a former director, to purchase 1,002,500 shares of common stock and 426,000 shares of series B preferred stock for $150,000.  Of the purchase price, $75,000 was payable immediately and the other $75,000 was payable on or before March 31, 2015. We believe Ms. McPherson breached the terms of the settlement agreement and as a result have not made the second payment.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 18, 2015, we received $250,000 in the form of a promissory note. The note bears interest at 10% per annum and matures on December 16, 2015. A copy of the promissory note is attached hereto as Exhibit 10.12.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger and Reincorporation, dated August 22, 2011		8-K		2©	9/21/11
2.1(b)	Articles of Merger of Rubicon Financial Incorporated, a Nevada corporation and Rubicon Financial Incorporated, a Delaware corporation – Dated August 29, 2011		8-K		3(i)(i)	9/21/11
2.1©	Certificate of Merger of Rubicon Financial Incorporated, Nevada corporation and Rubicon Financial Incorporated, Delaware corporation		8-K		3(i)(j)	9/21/11
2.2	Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7	07/05/07
2.2(b)	Amendment No. 1 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc.		8-K		2.7(b)	09/14/07
2.2©	Amendment No.2 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated January 23, 2007		8-K		2.7©	01/24/08
2.2(d)	Amendment No. 3 to the Merger Agreement among Rubicon Financial Incorporated, RFI Sub, Inc. and Grant Bettingen, Inc., dated March 18, 2008		8-K		2.7(d)	03/21/08
2.3	Separation and Distribution Agreement by and between Rubicon Financial Incorporated and Dial-A-Cup, Inc.		8-K		2.8	08/06/07
3.1(i)	Articles of Incorporation, as currently in effect		8-K		3(i)(h)	9/21/11
3.1(ii)	Bylaws, as currently in effect		8-K		3(ii)©	9/21/11
4.1	Amended and Restated Certificate of Designation of 8% Series A Convertible Preferred Stock		10-Q	09/30/08	4.1	11/19/08
4.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock		8-K		4.1	03/07/13
4.3	Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.2	03/07/13
4.4	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock		8-K		4.1	01/21/15
4.5	Second Amended and Restated Certificate of Designation for 10% Series A Convertible Preferred Stock		8-K		4.1	07/29/15
10.1†	Employment Agreement with Joseph Mangiapane, Jr.		8-K		10.3	01/17/07
10.2	Share Purchase Agreement between Rubicon Financial Incorporated and Grant Bettingen, Inc.		8-K		10.9	09/14/07
10.3	Amendment No. 1 to NCS Stock Purchase Agreement dated March 18, 2008		8-K		10.12	03/21/08
10.4	Term Note with Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.1	12/14/12
10.5	Security Agreement in favor of Gordon and Adele Binder, Community Property, dated November 30, 2012		8-K		10.2	12/14/12
10.6	Series B Preferred Stock Purchase Agreement with Kathleen McPherson		10-K	12/31/13	10.6	04/14/14
10.7	Spagus Capital Partners $300,000 Note		8-K		10.1	01/21/15
10.8	$25,000 Convertible Promissory Note Dated March 3, 2015		10-K	12/31/14	10.8	06/05/15
10.9	$135,000 Promissory Note Dated April 27, 2015		10-K	12/31/14	10.9	06/05/15
10.10	$250,000 Promissory Note Dated May 18, 2015		10-K	12/31/14	10.10	06/05/15
10.11	Amendment to $250,000 Promissory Note dated May 18, 2015		8-K		10.1	07/27/15
10.12	$250,000 Promissory Note Dated August 18, 2015	X
31.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Richard Onesto, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Joseph Mangiapane, Jr., Chief Executive Officer a, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Richard Onesto, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date: September 9, 2015

By: /s/ Richard Onesto
Richard Onesto, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: September 9, 2015